Form 10QSB
period 1999-09-30
BSD HEALTHCARE NDUSTRIES INC
filed 2000-12-06
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-27075

BSD Healthcare Industries, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	31-1586472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 North 29th Avenue, Suite 305, Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

(954)-923-4438
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value 1,960,001 shares outstanding as of September 30, 1999.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 9

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (Restated)

	September	December
	30, 1999	31, 1998
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$18,171
Accounts receivable, net of allowance for
doubtful accounts of $235,000 in 1998	-	1,363,310
Other current assets	-	20,850
Receivable from affiliate	-	76,244
Total current assets	-	1,478,575

Available-for-sale securities	271,875	-
Equipment, net of accumulated depreciation of $38,827 in 1998	-	90,416
Deferred loan fees, net of accumul. amortization of $21,083 in 1998	-	24,917
Goodwill, net of accumulated amortization of $377,497 in 1998	-	1,681,577
TOTAL ASSETS	$271,875	$3,275,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to bank under revolving credit facility	-	$81,694
Note payable to bank under term loan
6% note payable to stockholder on demand	-	500,000
Accounts payable	-	309,142
Accrued expenses and other liabilities	-	808,383
Payable to affiliate
Estimated loss on disposal of discontinued operations	-	143,634
Total current liabilities	-	1,842,853
Notes payable to bank under term loan	-	1,299,991
TOTAL LIABILITIES	-	3,142,844

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 1,960,001 shares issued and outstanding	1,960	1,960
Additional paid-in capital	168,033	168,033
Retained earnings (accumulated deficit)	111,257	(37,352)
Accumulated other comprehensive income (loss)	(9,375)	-
Total stockholders' equity	271,875	132,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$271,875	$3,275,485
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Administrative expense	$(2,152)	-	$(2,152)	$-
Forgiveness of debt	689,910	-	689,910	-
Income (loss) from continuing operations	687,758	-	687,758	-

Discontinued health care operations:
Income (loss) from discontinued operations	-	40,599	(539,149)	198,389
Loss on disposal of discontinued operations	-	-	-	-

Income (loss) from discontinued operations	-	40,599	(539,149)	198,389

Net income (loss)	$ 687,758	$ 40,599	$ 148,609	$ 198,389

Basic earning (loss) per common share:
Earnings (loss) from continuing operations	$ 0.35	$ -	$ 0.35	$ -
Earnings (loss) from discontinued operations	-	.02	(.27)	.10

Net earnings (loss) per share	$ 0.35	$ 0.02	$ 0.08	$ 0.10

Basic weighted average common shares outstanding	1,960,001	1,960,001	1,960,001	1,960,001
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS (Unaudited)

	1999	1998

Operating activities:
Net income	$ 148,609	$ 198,389
Adjustments to reconcile net income (loss)
To net cash provided by operating activities:
Depreciation	7,126	12,546
Amortization of goodwill and deferred financing costs	217,408	237,314
Bad debt expense	28,000	-
Forgiveness of debt	(689,910)	-
Disposal of RCS's cash	(49,884)	-
Changes in operating assets and liabilities
Accounts receivable	712,414	(385,958)
Other current assets	(1,868)	(132,670)
Accounts payable	47,825	63,858
Accrued expenses and other liabilities	(367,445)	148,254
Net cash provided by operating activities	52,275	141,733

Investing activities:
Purchase of businesses, net of cash acquired of $39,073		(1,950,086)
Purchases of equipment	(823)	(14,055)
(Payments to) proceeds received from affiliate	182,638	-
Net cash provided by (used in) investing activities	181,815	(1,964,141)

Financing activities:
Net repayments of short-term borrowings	(81,694)	(80,616)
Proceeds from borrowings from stockholder	-	500,000
Proceeds from (net repayments of) borrowings under term loan	(170,567)	1,500,000
Net cash provided by (used in) financing activities	(252,261)	1,919,384

Net increase (decrease) in cash and cash equivalents	(18,171)	96,976
Cash and cash equivalents, beginning of period	18,171	-
Cash and cash equivalents, end of period	$ -	$ 96,976
Supplemental disclosure of cash flow data:
Interest paid	$ 90,614	$ 110,169
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company’s registration statement on Form 10-SB/12g previously filed with the Securities and Exchange Commission ("SEC"), the amendment to such registration statement on Form 10-SB/12g/A filed on November 30, 2000 and the Company’s Annual Report on Form 10-KSB which is being filed  at or about the date of the filing with the SEC of this Quarterly Report under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results   for the year ended December 31, 1999 which financial statements are contained in our Form 10-SB/12g/A and our Form 10-KSB. Reference is made to the consolidated financial statements contained in such filings and the notes thereto.

The preparation of financial statements in accordance with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – RESTATED BALANCE SHEET

The balance sheet as of December 31, 1998 was restated because 40,000 shares of the issued and outstanding 2,000,000 shares of common stock had not been issued, and the actual number of shares was 1,960,001.

Item 2. Management’s Plan of Operation

Forward-Looking Statements; Market Data

To the extent that we make any forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements, which forward-looking statements may include, but not be limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report contains reference to our intent to explore and pursue new business opportunities. Any plan to pursue new business opportunities may involve certain estimates and plans related to us, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth in any business or industry in which we may seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about which business opportunity to pursue, if any, and because of our limited resources, then our efforts regarding and new business opportunity may also be wrong.

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean BSD Healthcare Industries, Inc., a Florida corporation. We are filing this Quarterly Report for the nine month period ended September 30, 1999 as one of several Quarterly Reports and an Annual Report that we were required to file under the Exchange Act, but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000, as well as our Annual Report for the year ended December 31, 1999 which includes our audited financial statements for the years ended December 31, 1999 and 1998.

We are disclosing in this Quarterly Report that for the three months ended September 30, 1999 and following the end of our fiscal year ended December 31, 1999, we have generated no revenues from any business operations.

Please read this Quarterly Report together with our Form 10-SB/12g/A filed November 30, 2000 and our other Quarterly Reports which are being filed for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 and our Annual Report for the year ended December 31, 1999 referenced above. Reference is made to our Form 10-SB/12g/A  which includes our financial statements for the year ended December 31, 1999 and disclosure under "Description of Business-Risk Factors" in Item 1,  in such registration statement under the Exchange Act.

Results of Operations

During the three-month period ended September 30, 1999 we had no business operations. We also had no revenues from continuing operation during this three and nine-month periods ended September 30, 1999. We report a net income of $687,758 or $.35 per share for the three month period ended September 30, 1999, which is the result of the forgiveness of debt by unaffiliated third parties in the amount of $689,910. For the nine month period ended September 30, 1999, we had net income of $148,609 or $.08 per share, which includes the forgiveness of debt of $689,910 and a loss from our discontinued health care operations. During the three and nine month period ended September 30, 1999, our only expenses consisted of $2,152 administrative expenses occurred during the three month ended September 30, 1999. For the same periods of the prior year we had no operating expenses.

Liquidity and Capital Resources

At September 30, 1999 we had no current assets compared to current assets of $1,478,575 at December 31, 1998. Our current assets at December 31, 1998 were principally comprised of  accounts receivables of $1,363,310 from an affiliate and to a limited extent to cash and cash equivalents of  $18,171 and other current assets of $20,850. At September 30, 1999 we had non-current assets of $271,875 which consisted solely of available-for-sale securities, compared to non-current assets of $1,796,910 comprised of goodwill of $1,681,577, equipment valued at $90,416 and deferred loan fees of $24,917 at December 31, 1998. We had no liabilities at September 30, 1999 compared to $3,142,844 at  December 31, 1998. Our liabilities on December 31, 1998 consisted of $1,842,853 current liabilities and 1,299,991 long-term liabilities. This decrease is mainly due to the debt reduction as a result of the disposal of our health care business and cessation of operations, which occurred during the quarter ended September 30, 1999.

We had no new borrowings or any other source of funding during the period ended September 30, 1999.

At September 30, 1999 we had retained earnings of $111,257 compared to an accumulated deficit of $37,352 at December 31, 1998.

We have not identified any source of continued funding and have no ongoing operations. There can be no assurance that we will be able to fund any continuing expenses  unless and until we find and negotiate a new business opportunity, if ever.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.Item 2. Changes in Security

The Company did not sell any unregistered securities during the three month period ended September 30, 1999.

Item 3. Default Upon Senior Securities

None.Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We are filing this Quarterly Report for the three-month period ended September 30, 1999. However, as discussed under Part I, Item 2 "Management's Plan of Operation" above, we are also filing our Annual Report for our year ended December 31, 1999 at about the same date as our filing of this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A. During the two most recent fiscal years, there was a change in independent accountants. The financial statements used in our Registration Statement on Form 10-SB/12/g filed on August 18, 1999 were originally audited by J.H. Cohn, L.L.P., New Jersey, which we understand resigned or declined to stand for re-election. The financial statements used in our amended Registration Statement on Form 10-SB/12g/A filed with the SEC on November 30, 2000 were audited by Grassano Accounting, P.A. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, and incorporated herein by reference)
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended September 30, 1999 we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD HEALTHCARE INDUSTRIES, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: December 6, 2000
Hollywood, FL