Form 10KSB
period 1999-12-31
BSD HEALTHCARE NDUSTRIES INC
filed 2000-12-08
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-27075

BSD HEALTHCARE INDUSTRIES, INC.
(Name of Small Business Issuer in Its Charter)

Florida	31-1586472
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

2700 North 29th Avenue, Suite 305 Hollywood, FL	33020
(Address of Principal Executive Offices)	(Zip Code)

(954)-923-4438
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: none

At November 30, 2000 there were 1,960,001 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. The Issuer will seek by filing this report and other reports due under the Securities Exchange Act of 1934 (the "Exchange Act") to become current and reporting under the requirements of the Exchange Act. Affiliates of the Issuer own 1,820,975 shares of the Issuer’s issued and outstanding common stock and the remaining 139,026 shares are held by non-affiliates. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual report on Form 10-KSB except for certain previously filed exhibits identified in Part III, Item 13. Reference is made to the Quarterly Reports on Form 10-QSB, which the Issuer is filing at or about the date of filing of this Form 10-KSB under the Exchange Act. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

FORWARD LOOKING STATEMENTS: THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY BSD HEALTHCARE INDUSTRIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY’S MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME. SEE THE DISCUSSION UNDER "RISK FACTORS" BELOW. IT SHOULD ALSO BE UNDERSTOOD THAT IF A COMPANY IS NOT SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 13(A) OR SECTION 15(D) OF THE EXCHANGE ACT AT THE TIME A FORWARD-LOOKING STATEMENT IS MADE, IT CANNOT AVAIL ITSELF OF THE PROTECTIONS OF SECTION 27A OF THE ACT OR SECTION 21E OF THE EXCHANGE ACT.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BACKGROUND AND REPORTS UNDER EXCHANGE ACT

BSD Healthcare Industries, Inc., a Florida corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing this Annual Report for the year ended December 31, 1999, which contains our audited financial statements for 1999 and 1998. This Annual Report also contains disclosure that we have made in response to the comment letter of the SEC dated September 17, 1999 regarding our previously filed Form 10-SB/12g registration statement which became effective by lapse of time under the Exchange Act. We filed an amendment to our registration statement on Form 10-SB/12g/A We have included text disclosure in this Annual Report for the period subsequent to the year ended December 31, 1999 through the date of the filing under all items other than the financial statements. This disclosure includes our change of address, telephone and principal executive officer, among other material disclosure. We are also filing our several Quarterly Reports that we were required to file under the Exchange Act but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing the following Reports: our Annual Report for the year ended December 31, 1999; and our Quarterly Reports for the periods ended September 30, 1999, March 31, 2000, June 30, 2000 and September 30, 2000.

We were incorporated in Florida on February 7, 1989 under the name Park Avenue Marketing, Inc. On February 3, 1998, as a result of our acquisition of 100% of the common stock of two commonly controlled entities, Respiratory Care Services, Inc. ("RCS") and RCS Subacute, Inc. ("RCSS"), that were engaged in the healthcare industry as described below, we changed our name from Park Avenue Marketing to BDS Healthcare Industries, Inc. Prior to these acquisitions, we did not conduct any operations. The total purchase price for the acquisition of RCS and RCSS was $1,965,007 in cash and $159,993 in shares of our common stock, based upon 35,554 shares at a price of $4.50 per share. The purchase price was allocated approximately as follows: $525,000 for RCS and $1,600,000 for RCSS. At the date of the acquisitions, Kevin J. Merritt owned 100% of the common stock of RCS and 74% of the common stock of RCSS, and had no interest in the Company. The February 1998 acquisition of RCS and RCSS by the Company is attached at Exhibit 10.1 to this Annual Report and is incorporated by reference hereto .

RCS was founded in 1988 with business headquarters in Indianapolis, IN, and served as a staffing company providing respiratory therapists to hospitals and nursing homes on an as-needed basis to facilities in Indiana, Ohio, Kentucky, Illinois, Missouri, West Virginia, Wyoming, Michigan, Texas, and Tennessee. The staffing process was implemented by RCS through contracts established between RCS and hospitals and nursing home facilities. RCSS, which commenced operations in 1995, with headquarters in Indianapolis, and provided hospital-based respiratory staffs to acute and subacute nursing facilities and generic healthcare facilities in Indiana, Ohio, Kentucky, Illinois, Missouri and West Virginia. BSD acquired RCS and RCSS because of the perceived increasing demand for respiratory care services in long-term healthcare facilities. RCS and RCSS on a consolidated basis had no revenues in 1999 and 1998 and had net income (loss) of $148,609 and ($27,352), respectively during such years. The net income in 1999 was attributable to forgiveness of debt of $689,910 and a loss from discontinued operations resulting from the sale of our subsidiaries, RCS and RCSS on July 1, 1999. In 1998 we had no income from continuing operations but had income of $116,282 from discontinued operations relating to our RCS and RCSS healthcare subsidiaries.

In December 1998, Comprehensive Medical Diagnostics, Inc., formerly known as Coventry Industries Corp. (hereinafter "CMDI"), an unaffiliated public company, with headquarters in Princeton, NJ, acquired 81.7 % of our issued and outstanding shares of common stock, or a total of 1,602,000 shares. These shares were acquired by CMDI from Stephen Rosedale and Ronald Wilheim, who had no interest in CMDI at the date of the transaction, in exchange for 118,250 shares of CMDI common stock, having a market price of approximately $4.00 per share, for total consideration of approximately $473,000. Messrs. Rosedale and Wilheim at the date of the transaction were principal shareholders, officers and directors of the Company.

On July 1, 1999, principally as a result of a change in Medicare reimbursement rates for respiratory services, our board of directors decided that it was in our best business interest to sell RCS and RCSS. As a result, we sold RCS and RCSS to Messrs. Rosedale and Wilheim in exchange for 75,000 shares of CMDI common stock, valued at $281,250, based upon the market price of CMDI of $3.75 per share at the date of the transaction. The transaction involving 75,000 shares of CMDI represented approximately 6.9% of CMDI’s equity. In July 2000 the 75,000 CMDI shares were subject to a 1 for 25 reverse stock split which resulted in the Company’s ownership of 3000 CMDI shares. See Item 9, Part III, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". The Stock Purchase Agreement dated July 1, 1999 between the Company, CMDI and Messrs. Rosedale and Wilheim is attached as Exhibit 10.2 and is incorporated by reference hereto. Also see Item 6, Part II, "Management’s Discussion and Analysis-Liquidity and Capital" regarding the decline in value of the CMDI shares as of the date of this Annual Report.

As the result of our sale of our subsidiaries, we have no present operations and this has led us to redirect our efforts and limited resources to seeking potential transactions with target companies. See the discussion under "Business Objective" below.

BUSINESS OBJECTIVE

We now seek and our management will pursue acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. As a result of our lack of any operations, we are deemed to be a "blank check" company. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). Our intention is to seek a Business Combination with a Target Business that we believe will have growth potential.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business with operations and/or locations outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad; or (ii) is engaged in wholesale or retail distribution, among other potential Target Business opportunities. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of our limited resources, we will have the ability to effect only a single Business Combination with a Target Business. We do not intend to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD. Our sole officer/director has had only preliminary contact with representatives of other companies regarding the possibility of a Business Combination, although none of these have resulted in any agreements or understandings. It is possible if not likely that any Business Combination will be consummated with any of the parties that we have been in contacted.

Our Common Stock was listed for trading on the OTC Bulletin Board under the symbol "BSDI" from February 3, 1998 until our Common Stock was delisted on October 6, 1999 as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was any significant trading activity in the BSD Common Stock since that date, notwithstanding the fact that our Common Stock has been quoted from time to time on the "pink sheets". Management does not intend to undertake any efforts to cause any further market to develop in our securities until such time as we have successfully implemented our business plan described herein.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

At present Mr. Marc Baker is our sole executive officer and director. Mr. Baker will have substantial flexibility in identifying and selecting a prospective Target Business. As a result, we will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with our business objectives. In connection with its evaluation of a prospective Target Business, management, with the possible assistance of an independent investment banking firm, or third party consultants, anticipates that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our current executive officers and directors intend to devote only a small portion of their time to the our affairs and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to our affairs. However, each officer and director will devote such time as they deem reasonably necessary to carry out our business objective and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

We anticipate that various prospective Target Businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote ourselves, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. We may also engage the services of professional firms that specialize in finding business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our officers or directors or to any entity with which they are affiliated directly or indirectly.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to us, the Target Business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

ACQUISITION RESTRICTIONS.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

As a result of the fact that our registration statement on Form 10-SB/12g became effective by lapse of time, as of the date of this Annual Report on Form 10-KSB, we are subject to certain reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act"), including the requirement to file certain past due quarterly reports on Form 10-QSB and this Annual Report on From 10-KSB, with the SEC and to continue to file such reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering one or two years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination. In addition, under the laws of the State of Florida, and Florida Statute Section 607.1103, a Business Combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote. However, Section 607.1103 (7) provides that "unless required by its articles of incorporation, action by shareholders of the surviving corporation on a plan of merger is not required if: (a) the articles of incorporation of the surviving corporation will not differ . . . from its articles before the merger; and (b) each shareholder of the surviving corporation whose shares were outstanding immediately prior to the effective date of the merger will hold the same number of shares with identical designations, preferences, limitations and relative rights, immediately after the merger". Our articles of incorporation do not require a shareholder vote for a Business Combination. Exhibit 99.3 is incorporated by reference to our Form 10-SB/12g/A.

BUSINESS EXPERIENCE OF PRINCIPAL

The present management of our Company is limited to Marc Baker, who serves as our president and sole director. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had significant professional experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private companies with public companies. Mr. Baker has also provided consulting services to other independent public accounting firms and attorneys in several transactions which services have facilitated companies in becoming operating companies and in several instances becoming fully reporting companies under the Exchange Act. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of Target Businesses and conducting negotiations for Business Combinations. During the past five years, Mr. Baker served as an officer and director of the following public companies each of which entered into a Business Combination during the year stated: Life Industries Inc., a public non-reporting company, entered into a merger agreement with Quill Industries, an operating company, in 1997; Stetson Oil Exchange Inc., a public non-reporting company, entered into a merger agreement with Telecom Wireless, an operating company, in 1998; Biologistics Inc., a public non-reporting company, entered into a merger agreement with Skintek Labs Inc., an operating company, in 1999; and Union Chemical Corp., a public non-reporting company, entered into a merger agreement with Hot Yellow 98.com, an operating company in 1999.

RETENTION OF INVESTMENT BANKER

We may engage an investment-banking firm, which is a member of the NASD to assist us in identifying, evaluating, structuring and negotiating potential Business Combinations. At present we do not have the cash resources to engage and pay for investment banking services.

RISK FACTORS

The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. Further, reference is made to the disclosure in "all capitalized letters" on the first page following the cover page of this Annual Report on Form 10-KSB.

The following factors contain certain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

NO RELEVANT OPERATING HISTORY; LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

On July 1, 1999 we sold our operating subsidiaries, RCS and RCSS to Messrs. Rosedale and Wilheim in exchange for 75,000 shares of CMDI common stock, valued at $281,250, based upon the market price of CMDI at the date of the transaction. As a result, we have at present no business operations and therefore our historical financial information contained in this Form 10-KSB is of limited value to potential investors in evaluating any investment in our Company. Although our president and sole director, Marc Baker, has had extensive experience as a certified public accountant in Florida regarding the evaluation and acquisition of Target Businesses, because of our lack of operating history, and limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income or revenues. Until June 30, 1999, we received all working capital from our former operating subsidiaries. From July 1, 1999 to September 30, 1999, CMDI provided   limited  funding needed for us to continue our corporate existence. We had no written finance agreement with CMDI, which owned 81% of our capital stock, and which transferred all of its beneficial and record ownership in our shares of common stock to a charitable organization, the Institute for Geriatric Research in Cincinnati, Ohio. See Item 4, Part I, "Security Ownership of Certain Beneficial Owners and Management" below. Our new president and sole director, Marc Baker, has not agreed in writing to provide any interim financing for any period until we complete a Business Combination, if ever. However, Mr. Baker has advanced funding directly to pay professional accounting fees and other expenses $12,500 through the date of this Form 10-KSB. Such funding was not paid through the Company. In addition, we will not achieve any revenues unless and until the consummation of a Business Combination, of which there can be no assurance. Moreover, there can be no assurance that any Target Business, at the time of our consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

"BLANK CHECK" COMPANY; BROAD DISCRETION OF MANAGEMENT.

The filing of this Form 10-KSB under the Exchange Act does not involve the offering of any securities. While there can be no assurance, it may be expected that upon our becoming current under the reporting requirements of the Exchange Act a trading market may develop for our securities, however limited. Therefore, any persons who invest in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential Business Combination(s) in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection the selection of a Target Business. There can be no assurance that determinations ultimately made by our management will permit us to achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS COMBINATIONS; INABILITY TO DETERMINE A TARGET BUSINESS AT PRESENT

"Blank check" companies are inherently characterized by the absence of substantive disclosure, other than general descriptions, relating to potential Business Combinations and Target Businesses. We have not yet identified a prospective Target Business. Accordingly, shareholders and any person contemplating any investment in our shares, in the event that any active trading market commences, of which there can be no assurance, have no substantive information concerning consummation of any specific Business Combination. There can be no assurance that any Target Business with which we enter into a Business Combination, if any will ultimately prove to be more favorable to shareholders than any other investment, if such opportunity were available, to shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Our Common Stock was listed for trading on the OTC Bulletin Board under the symbol "BSDI" from February 3, 1998 until our Common Stock was delisted in July, 1999 as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was any significant trading activity in the BSD Common Stock since that date, notwithstanding the fact that our Common Stock has been quoted from time to time on the "pink sheets". There can be no assurance that there will be an active trading market for our securities following the completion of a Business Combination if, in fact, such Business Combination shall occur. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. While a prospective Target Business may deem a consummation of a Business Combination with us to be desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control, the time and expense incurred to comply and compliance with various Federal and state securities laws that regulate initial public offerings.

UNCERTAIN STRUCTURE OF BUSINESS COMBINATION

The structure of a future transaction with a Target Business cannot be determined at the present time and may take, for example, the form of a merger, an exchange of stock or an asset acquisition. We may form one or more subsidiary entities to effect a Business Combination and may, under certain circumstances, distribute the securities of any such subsidiaries to our shareholders. There can be no assurance that any market will develop for our securities or the securities of any subsidiary distributed to shareholders or, if any such market develops, no assurance can be given as to the prices at which such securities might trade or whether any trading market will be sustained. The structure of a Business Combination or the distribution of securities to shareholders may result in our taxation, the taxation of any Target Business or tax implications for our shareholders. Nevertheless, it is our intention to structure any Business Combination so that it will not result in a taxable event under the Internal Revenue Code or the laws of any jurisdiction.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS; UNASCERTAINABLE RISKS

While we will target industries located in the United States, while reserving the right to acquire a Target Business located elsewhere, we have not selected any particular Target Business or industry in which to concentrate our Business Combination efforts. None of our directors or executive officers has had any contact or discussions with any entity or representatives of any entity regarding a consummation of a Business Combination. Accordingly, there is no basis for shareholders to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Target Business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any Business Transaction.

DEPENDENCE UPON SOLE EXECUTIVE OFFICER/DIRECTOR RELATING TO BLANK CHECK COMPANIES

Our ability to successfully effect a Business Combination will be largely dependent upon the efforts of our sole executive officer/director, Marc Baker. Notwithstanding our dependence upon the experience of our chief executive officer/director, we do not have an employment agreement with Mr. Baker or any other person nor have we obtained any "key man" life insurance for the benefit of the Company. The loss of the services of Mr. Baker prior to any Business Combination could have a material adverse effect on our ability to successfully achieve our business objectives. Mr. Baker is not required to commit a substantial amount of his time to our affairs and, accordingly, he may have a conflict of interest in allocating management time among various business activities. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to carry out our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Our executive officer/director has substantial experience in negotiating and completing Business Combinations involving non-operating or "blank check" companies with operating companies. We will rely upon the expertise of Mr. Baker and we do not anticipate that we will hire additional personnel unless and until a Business Combination is concluded. However, if additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

CONFLICTS OF INTEREST

Our executive officer/director is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. Therefore, there may be a conflict of interest in allocating management time among his various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if our management devoted his full time to our affairs. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation and consummation of a Business Combination. Although Mr. Baker, our sole executive officer/director, has not identified and is not currently negotiating a Business Combination for the Company, nor is he devoting any significant time to any other public or private company, in the future Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential Business Combinations. In such event, such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Florida, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, certain of our directors and executive officers may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS MANAGEMENT; POSSIBILITY THAT MANAGEMENT WILL CHANGE

The role of our executive officer/director in our future operations following a Business Combination with a Target Business cannot be determined with any certainty at this time. Although we intend to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination, and may retain an independent investment banking firm to assist us in this regard, there can be no assurance that our assessment of such management will prove to be correct, especially in light of the possible inexperience of our current management in evaluating certain types of businesses. While it is possible that certain of our directors or executive officers will remain associated with us in some capacities following a consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to our affairs. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the Target Business with which we enter into a Business Combination. We may also seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that we will successfully recruit additional personnel or that the additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that our future management will have the necessary skills, qualifications or abilities to manage a public company embarking on a program of business development.

POSSIBLE BUSINESS COMBINATION WITH A TARGET BUSINESS OUTSIDE THE UNITED STATES

It is possible that we may effectuate a Business Combination with a Target Business located outside the United States, or which has business operations outside of the United States. In such event, we may face the additional risks of language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers. Furthermore, due to our limited resources, it may be difficult to assess fully these additional risks. Therefore, a Business Combination with a Target Business outside the United States may increase the risk that we will not achieve our business objectives.

COMPETITION

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, other blank check and blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial resources, we will lack the resources as compared to those of many of our potential competitors. Further, such competitors will generally not be required to seek the prior approval of their own shareholders to approve a Business Combination, which may enable them to close a Business Combination far more quickly and expeditiously than we may. This inherent competitive limitation may compel us to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit us to achieve its stated business objectives.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors that we may confront in any particular industry. The degree of competition characterizing an industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, we will have the resources to compete in an industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

ADDITIONAL FINANCING REQUIREMENTS

Because we have had no revenues since our sale of RCS and RCSS, and have no present operations, we will be entirely dependent upon the willingness of our present management to fund any costs associated with the search, evaluation and consummation of a Business Combination, as well as, paying for the legal and accounting costs associated with filing the required reports under the Exchange Act. Mr. Baker since June 30, 2000 has made cash advances of $12,500 through the date of this Form 10-KSB to pay our accounting fees and is negotiating with our attorney and certain third parties for payment for services in shares in connection with the preparation and filing of this Form 10-KSB and our Quarterly Reports due under the Exchange Act in order for us to become current in our reporting obligations. The amount of the legal and related consulting fees has not been determined with certainty at the date of the filing of this Form 10-KSB, but we expect to be able to pay such expense in shares of our common stock. In fact, we are dependent upon the willingness of such third parties to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues (other than investment income which may result from our sale of CMDI shares received upon our sale of RCS and RCSS) until, at the earliest, the consummation of a Business Combination. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we effect a Business Combination. However, as we have not yet identified any prospective Target Business candidates, we cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that our available resources from Mr. Baker prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to consummate a Business Combination or continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

STATE BLUE SKY REGISTRATION; RESTRICTED RESALES OF THE SECURITIES

Because the securities registered hereunder have not been registered for resale under the "blue sky" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Most jurisdictions do not allow under any circumstances the trading or resale of "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one or virtually non-existent.

It is the intention of the management following the consummation of a Business Combination to seek coverage and publication of information regarding the Company in Standard & Poor's Corporation Records Service. Inclusion in this publication is deemed by approximately 40 state security regulation agencies to provide an exemption from the "blue sky" registration requirements.

DIVIDENDS UNLIKELY

We do not expect to pay dividends prior to the consummation of a Business Combination. The payment of dividends after consummating a Business Combination, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our Board of Directors as then constituted. It is our expectation that any future management following a Business Combination will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future. Further under the Florida Statutes, Section 607.06401, a Florida corporation is limited in its ability to pay dividends, as follows: No distribution may be made if, after giving its effect; (a) the corporation would not be able to pay its debts as they become due in the usual course of business; or (b) the corporation’s total assets would be less than the sum of its total liabilities plus . . . the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon the dissolution of shareholders whose preferential rights are superior to those receiving the distribution".

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, both with a par value of $0.01. There are no shares of Preferred Stock issued or outstanding. Although we have no written commitments as of the date hereof to issue any additional shares of Common Stock, we will, in all likelihood, issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with or following a Business Combination. In fact, the consummation of a Business Combination between a "blank check" entity with an operating company often results in the issuance of many times more shares than issued prior to the Business Combination as well as a change in control. To the extent that additional shares of Common Stock are issued in any Business Combination, our shareholders would experience dilution of their respective ownership interests in BSD. Additionally, if we issue a substantial number of shares of Common Stock in connection with or following a Business Combination, a change in control of BSD will occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of its equity securities.

Our Articles of Incorporation also authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as our Board of Directors, subject to the laws of the State of Florida, may determine from time to time. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of BSD. Although we do not currently intend to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. As of the date hereof, we have no shares of Preferred Stock issued and outstanding.

COMPLIANCE WITH PENNY STOCK RULES

Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of Common Stock is less than $5. Unless our Common Stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for that particular security of BSD and could make it more difficult for investors to sell that particular security.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are presently located at the offices of Marc Baker, at 2700 North 29th Avenue, Suite 305 Hollywood, FL 33020, which space provided to it on a rent-free basis by Mr. Baker. Mr. Baker’s office facilities consist of approximately 800 square feet of office space, which he rents from an unaffiliated party. It is anticipated that this arrangement for rent-free space will remain until such time as we successfully consummate a Business Combination. The space made available for us at the offices of Marc Baker are sufficient for the foreseeable future, until such time as we shall conclude a Business Combination.

Prior to our sale of RCS and RCSS as described above in July 1999, our subsidiary, RCS incurred rent expense was approximately $46,000 for 1998 and $13,000 for the six month period ended June 30, 1999. See Note 6 to the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our Common Stock was listed for trading on the OTC Bulletin Board (OTC: BB) under the symbol "BSDI" from February 3, 1998 until our Common Stock was delisted in July 1999 following which date our Common Stock was quoted from time to time on the "pink sheets". We were delisted from the OTC: BB as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was ever any significant trading activity in our Common Stock at any time.

(B) HOLDERS

At November 30, 2000 there were approximately 75 holders of record of BSD's common stock.

(C) DIVIDENDS

We have never paid any of dividends on our Common Stock, have no funds from which to pay dividends and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, its need for capital and its overall financial condition.

Further, under Florida law, no distribution may be made if, after giving it effect: (a) The corporation would not be able to pay its debts as they become due in the usual course of business; or (b) The corporation's total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The number of restricted shares sold reflects a reverse split of 1 for 14.5 shares in 1998.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
2/3/98	Common	35.554 shares	Kevin J. Merritt (1)	Pursuant to Acquisition of RCS and RCSS

(1) The restricted shares issued to Mr. Merritt were in consideration for the acquisition of RCS and RCSS. Mr. Merritt owned 100% or RCS and 74% or RCSS. The issuance and sale of the restricted shares to Mr. Merritt was based upon Section 4 (2) under the Act and were valued at $4.50 per share. The calculation of the sale price of restricted shares was arbitrary and was not based upon any trading market in the Company’s Common Stock. While our shares of Common Stock were listed for trading on the OTC:BB from February 3, 1998, following the date of the transaction with Mr. Merritt, until delisting in July 1999, and from such delisting date there were periodic quotes entered on the "pink sheets", there was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. See Exhibit 99.1 attached hereto regarding The Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward Looking Statements.

We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future SEC filings. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the section entitled "Risk Factors" under Item 1 Part 1. Other factors besides those listed could also adversely affect us in the future.

OVERVIEW

All our current activity is related to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 1999 and at the date filing of this Annual Report on Form 10-KSB, we have no cash or other current assets. Further, the 3000 CMDI shares that are included in non-current assets in our Consolidated Balance Sheet at December 31, 1999 with a value of $46,875, has a present value of $1,500 based upon the market price of $.50 per share at November 30, 2000. See the discussion under Liquidity and Capital Resources below.

Results of Operations

Since we sold our RCS and RCSS operations effective July 1, 1999, we have treated the healthcare businesses formerly owned by us as discontinued operations. For the year ended December 31, 1999 we had income from continuing operations of $687,758 compared to no income from continuing operations in 1998. Our income from continuing operations resulted solely from the forgiveness of debt in the amount of $689,910 in 1999, which is a non-cash transaction. We had a loss from discontinued healthcare operations totaling $539,149 during 1999 compared to a loss from discontinued healthcare operations of $27,352 in 1998. Our net income for the year ended December 31, 1999 was $148,609, which reflects the non-cash item from forgiveness of debt. During 1998, we had a net loss of $27,352. We have at present no continuing operations.

Liquidity and Capital Resources

At December 31, 1999 we had no current assets and had non-current assets represented by available for sale securities (3000 shares of CMDI common stock) valued at $46,875 at such date. We had no liabilities at December 31, 1999. However, at November 30, 2000 the 3000 CMDI shares declined in value to $1,500 based upon a market price of $.50 per share on the OTC:BB.

At December 31, 1998 we had current assets of $1,478,575 principally consisting of $1,363,610 in accounts receivable relating to our former healthcare business operations. We had non-current assets of $1,715,535 principally consisting of goodwill of $1,681,577, as well as equipment of $90,416 and deferred loan fees of $24,917.

Our accumulated deficit at December 31, 1999 was $123,118 compared to $37,352 at December 31, 1998.

During 1999 we raised no funds through the sale of securities. However, prior to the sale of RCS and RCSS on July 1, 1999, we collected $712,414 in accounts receivable which proceeds were utilized in connection with our then existing healthcare operations. Following the sale of RCS and RCSS, we have generated no revenues from any source nor have we received any funding from CMDI. In fact we had only limited administrative expenses of $2,152 during 1999. Since Mr. Baker became our president and chairman in July 2000 he has advanced or paid for the benefit of the Company a total of $12,500 which monies have been applied principally to pay accounting fees relating to our filings and reports under the Exchange Act. These filings are intended to permit us to become current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim advances made on behalf of the Company by Mr. Baker to pay professional fees, we have no written finance agreement with Mr. Baker to provide any continued funding. Further, the repayment terms of any funding advanced or to be advanced and/or paid by Mr. Baker have not been determined at the date of the filing of this registration statement. Mr. Baker is presently negotiating on behalf of the Company with its attorney and certain third parties to be paid for services in shares. No determination has been made regarding the amount of shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a Business Combination. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to the Company, if at all. We anticipate that in connection with a Business Combination, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of BSD may be expected to occur.

There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including BSD's capital requirements, potential lenders' evaluation of BSD's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. BSD does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of BSD. The inability of BSD to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on BSD's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject BSD to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject BSD to all the risks inherent thereto.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 1999 and 1998.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Directors and Stockholders

BSD Healthcare Industries, Inc.

 We have audited the accompanying consolidated balance sheets of BSD HEALTHCARE INDUSTRIES, INC. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSD Healthcare Industries, Inc. as of December 31, 1999 and 1998, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
September 5, 2000

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 1998

ASSETS	1999	1998
Current Assets:
Cash and cash equivalents	$-	$18,171
Accounts receivable, net of allowance for
doubtful accounts of $235,000 in 1998	-	1,363,310
Other current assets	-	20,850
Receivable from affiliate	-	76,244
Total current assets	-	1,478,575

Available-for-sale securities	46,875	-
Equipment, net of accumulated depreciation of $38,827	-	90,416
Deferred loan fees, net of accumulated amortization of $21,083	-	24,917
Goodwill, net of accumulated amortization of $377,497	-	1,681,577
Total Assets	$46,875	$3,275,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank under revolving credit facility	$-	$81,694
Note payable to bank under term loan
6% note payable to stockholder on demand	-	500,000
Accounts payable	-	309,142
Accrued expenses and other liabilities	-	808,383
Estimated loss on disposal of discontinued operations	-	143,634
Total current liabilities	-	1,842,853
Notes payable to bank under term loan	-	1,299,991
Total liabilities	-	3,142,844
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 1,960,001 shares issued and outstanding	1,960	1,960
Additional paid-in capital	168,033	168,033
Retained earnings (accumulated deficit)	111,257	(37,352)
Accumulated other comprehensive income (loss)	(234,375)	-
Total stockholders' equity	46,875	132,641
Total Stockholders' Equity and Liabilities	$46,875	$3,275,485
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998

Administrative expense	$(2,152)	$-
Forgiveness of debt	689,910	-

Income (loss) from continuing operations	687,758	-

Discontinued health care operations:
Income (loss) from discontinued operations	(539,149)	116,282
Loss on disposal of discontinued operations	-	(143,634)

Income (loss) from discontinued operations	(539,149)	(27,352)

Net income (loss)	$148,609	$(27,352)

Basic earning (loss) per common share:
Earnings (loss) from continuing operations	$.35	$-
Earnings (loss) from discontinued operations	(.27)	(.01)

Net earnings (loss) per share	$.08	$(.01)

Basic weighted average common shares outstanding	1,960,001	1,960,001
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 1999 AND 1998

				Retained	Accumulated
			Addi-	Earnings	Other
	Common Stock		tional	(Accu-	Comprehensive
	Number		Paid-in	mulated	Income
	of Shares	Amount	Capital	Deficit)	Loss	Total

Balance, January 1, 1998	1,000,000	$1,000	$9,000	$(10,000)	$-	$-
Effect of 1 for 14.5 reverse stock split	(931,034)	(931)	931
Proceeds from issuance common stock	1,855,481	1,855	(1,855)
Issuance of common stock
in connection with the
acquisition of businesses	35,554	36	159,957			159,993
Net loss				(27,352)		(27,352)

Balance, December 31, 1998	1,960,001	1,960	168,033	(37,352)		132,641
Unrealized loss on available-
for-sale securities					(234,375)	(234,375)
Net income				148,609		148,609

Balance, December 31, 1999	1,960,001	$1,960	$168,033	$111,257	$(234,375)	$46,875
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998
Operating activities:
Net income (loss)	$148,609	$(27,352)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	7,126	19,186
Amortization of goodwill and deferred financing costs	217,408	398,580
Bad debt expense	28,000	235,000
Forgiveness of debt	(689,910)	-
Estimated loss on disposal of discontinued operations	-	143,634
Disposal of RCS's cash	(49,884)	-
Changes in operating assets and liabilities
Accounts receivable	712,414	(585,550)
Other current assets	(1,868)	(2,497)
Accounts payable	47,825	124,713
Accrued expenses and other liabilities	(367,445)	235,983
Net cash provided by operating activities	52,275	541,697
Investing activities:
Purchase of businesses, net of cash acquired of $39,073	-	(1,950,086)
Purchases of equipment	(823)	(21,881)
(Payments to) proceeds received from affiliate	182,638	(76,244)
Net cash provided by (used in) investing activities	181,815	(2,048,211)
Financing activities:
Net repayments of short-term borrowings	(252,261)	(429,315)
Proceeds from borrowings from stockholder	-	500,000
Proceeds from borrowings under term loan	-	1,500,000
Deferred financing costs	-	(46,000)
Net cash provided by (used in) financing activities	(252,261)	1,524,685
Net increase (decrease) in cash and cash equivalents	(18,171)	18,171
Cash and cash equivalents, beginning of period	18,171	-
Cash and cash equivalents, end of period	$-	$18,171
Supplemental disclosure of cash flow data:
Interest paid	$90,614	$195,600
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – History and organization of the Company:

BSD Healthcare Industries Inc. ("BSD") was incorporated in Florida as Park Avenue Marketing, Inc. on February 7, 1989 to serve as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BSD was initially capitalized by its founders who purchased 68,966 shares of common stock for $10,000 (share and per share amounts have been retroactively restated, where appropriate, to reflect a 200 for 1 stock split effected by the Company on June 24, 1997 and a 1 for 14.5 reverse stock split effected by the Company on February 2, 1998).

BSD did not conduct any operations of a commercial nature or have any significant activities until February 1, 1998 when it acquired 100% of the common stock of two commonly controlled companies, Respiratory Care Services, Inc. ("RCS") and RCSS. RCS and RCSS are referred to collectively herein as "RCS," and BSD, RCS and RCSS are referred to collectively herein as the "Company." As further explained in Note 3, BSD accounted for the acquisition of its 100% interest in RCS pursuant to the purchase method of accounting effective as of February 1, 1998 and, therefore, the historical consolidated financial statements only include the results of operations of RCS subsequent to its acquisition. Since the Company did not have any significant activities prior to February 1, 1998, the Company has not included any statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 in the accompanying consolidated financial statements.

On December 7, 1998, Comprehensive Medical Diagnostics, Inc. (formerly Coventry Industries Corp.) ("CMDI") issued shares of common stock to the stockholders of BSD and acquired 81.7% of the outstanding shares of common stock of BSD. The acquisition of BSD by CMDI had no effect on the accompanying consolidated financial statements of the Company.

BSD has been a holding company since it acquired RCS and the Company's only operations have been conducted by RCS and RCSS. RCS, which was incorporated on July 1, 1988, provides quality respiratory therapy staff in a variety of health care settings. RCSS, which was incorporated on October 19, 1995, provides credentialed, licensed therapists experienced in all phases of skilled and subacute respiratory care. These health care services are provided primarily to Medicare patients.

As further explained in Note 3, on July 1, 1999, the Company's board of directors and stockholders approved the disposal of the Company's health care operations and the sale of RCS and RCSS to two of the stockholders of CMDI (they also serve as officers and directors of CMDI) and, accordingly, the results of operations of the subsidiaries have been reclassified and reflected as discontinued operations in the accompanying consolidated statements of operations for all periods subsequent to their acquisition. Since they conducted all of the business operations of the Company, the accompanying consolidated statements of operations do not reflect any continuing operations and substantially a11 of the assets and liabilities in the accompanying consolidated balance sheets are those related to the discontinued operations.

Subsequent to the consummation of the sale of the subsidiaries, the management of CMDI intends to use BSD as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company.

Note 2 - Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of BSD and its wholly owned subsidiaries, RCS and RCSS, from February 1, 1998, the date they were acquired. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition:

The Company recognizes revenue at the time staffing services are provided.

Cash equivalents:

Cash equivalents include all highly liquid investments with a maturity of three months or less when acquired.

Equipment:

Equipment is carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 14 years.

Available-for-sale securities:

Equity securities are classified as "available-for-sale" as defined by SFAS No. 115. In accordance with that statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Goodwill:

Goodwill, which is comprised of costs in excess of net assets of acquired businesses, is being amortized on a straight-line basis over an estimated useful life of five years. The Company periodically evaluates the recoverability of its intangible assets and measures the amount of impairment, if any, by assessing, among other things, the market and economic conditions related to, and the current and estimated future levels of income and cash flows to be generated by, the acquired businesses.

Deferred loan fees:

Deferred loan fees are amortized using the straight-line method over the term of the Company's loan facilities. Amortization of such costs is included in interest expense and approximated $21,000 in 1998.

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during the year ended December 31, 1998.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options or under other agreements, had been issued during the period.

Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any securities or agreements during the years ended December 31, 1999 and 1998 that could have resulted in the issuance of additional common shares.

Comprehensive income:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. Total comprehensive income is presented in Note 5.

Recent accounting pronouncements:

The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 and 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect as of December 31, 1999 and 1998.

Note 3 - Acquisition and disposition of RCS:

The Company acquired its 100% interest in RCS on February 1, 1998 in exchange for total initial consideration of $2,149,150, of which $1,989,157 was paid in cash and the balance of $159,993 was paid through the issuance of 35,554 shares of the Company's common stock at $4.50 per share (the fair market value of the common stock as of the date of closing). The acquisition has been accounted for pursuant to the purchase method and, accordingly, the results of operations of RCS have only been included in the accompanying consolidated statements of operations from February 1, 1998.

The cost of acquiring RCS, which exceeded the fair value of the net assets acquired by $1,559,074, was allocated as follows:

Cash and cash equivalents	$39,073
Accounts receivable	1,012,760
Goodwill	1,559,074
Other current and noncurrent assets	106,074
Short-term notes payable	(311,000)
Other current liabilities	(256,831)
Total cost of acquisition	$2,149,150

The issuance of the shares of common stock as part of the consideration for the acquisition of RCS was a noncash transaction that is not reflected in the accompanying 1998 consolidated statement of cash flows.

In connection with the acquisition, the Company agreed to make additional payments to the former stockholders of RCS based on the results of operations of RCS during the five-year period that commenced on February 1, 1998. Under generally accepted accounting principles, such consideration is only accrued and charged as an additional cost of the acquisition when a contingent payment becomes due. The Company accrued a liability of $500,000 for the contingent payment due based on RCS's results of operations through December 31, 1998 and recorded an equivalent amount as goodwill. No additional amount was recorded during the year ended December 31, 1999. Any additional amounts of goodwill recorded as a result of the contingent payment provisions of the acquisition agreement will be amortized prospectively over the estimated remaining useful life of the asset.

Unaudited pro forma information showing the Company's results of operations for the years ended December 31, 1999 and 1998 assuming the acquisition of RCS had been consummated on January 1, 1998 has not been presented since such assumption would have no affect on the results of the Company's continuing operations.

As explained in Note 1, on July 1, 1999, the Company's board of directors and stockholders approved the disposal of all of the Company's health care operations and the sale of RCS and RCSS to two of the stockholders of CMDI. Accordingly, the results of operations of RCS from February 1, 1998, the date of acquisition, through December 31, 1999 have been retroactively reclassified and reflected as income (loss) from discontinued health care operations in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998.

Since RCS conducted all of the business operations of the Company, the accompanying consolidated statements of operations do not reflect any continuing operations and substantially all of the assets and liabilities in the accompanying consolidated balance sheets are those related to the discontinued operations.

The Company received 75,000 (3,000 after the 1999 25 to 1 reverse stock split) shares of common stock of CMDI as the total consideration for the sale of RCS and RCSS. The Company accrued an estimated loss of $143,634 on the disposal of its health care operations as of December 31, 1998 based on management's estimate of the carrying value of the net assets of RCS and RCSS that will be transferred upon the consummation of their sale, net of the estimated fair market value of the shares of CMDI it will receive of $253,152 (or $3.375 per share). The accrued loss on disposal is included in income (loss) from discontinued health care operations in the accompanying consolidated statement of operations for the year ended December 31, 1998. (Note: the actual value of the CMDI common stock was $3.75 per share. This difference was adjusted during 1999.) RCS also forgave all of BSD’s intercompany debt.

Note 4 - Notes payable to bank:

During the year ended December 31, 1998, the Company obtained a $2,000,000 revolving credit facility and a $1,500,000 term loan facility from a bank. Interest is payable monthly at 2.5% above the prime rate on revolving credit facility borrowings and 4% above the prime rate on term loan borrowings (the applicable prime rate was 7.75% at December 31, 1998 and June 30, 1999).

Borrowings under the revolving credit facility, which expires in February 2000, are limited to 80% of the outstanding balance of the Company's eligible accounts receivable and are secured by all of its accounts receivable. Borrowings under the revolving credit facility totaled $81,864 and $9,980 at December 31, 1998 and June 30, 1999, respectively. Since such borrowings are limited based on accounts receivable balances, they are classified as a current liability in the accompanying consolidated balance sheets.

The entire balance of the term loan is payable in February 2000 and, accordingly, the balance of $1,299,991 at December 31, 1998 was classified as a noncurrent liability. This is a liability of RCS and consequently was $-0- as of December 31, 1999 on BSD’s unconsolidated balance sheet. (See Note 3.) Borrowings under the term loan are cross-collateralized by the accounts receivable securing the revolving credit facility and secured by all of the other available assets of the Company.

Note 5 - Comprehensive income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of 1998. The adoption had no impact on net income or total stockholders’ equity. Comprehensive income consists of net income and other comprehensive income. The year ended December 31, 1998 had no other comprehensive income.

On July 1, 1999, BSD acquired 75,000 (3,000 after the 1999 25 to 1 reverse stock split) shares of CMDI common stock in exchange for its stock in RCS (see Note 3.) This stock represents available-for-sale securities according to SFAS No. 115 and was valued at $281,250. As of December 31, 1999, the stock is valued at $46,875, resulting in an unrealized loss of $234,375, which is other comprehensive income. Total comprehensive income (loss) for the year ended December 31, 1999 is $(85,766).

Note 6 - Income taxes:

The Company’s Federal income tax liability was $4,792 for the year ended December 31, 1998 and is not included in these financial statements due to immateriality. BSD has no income tax liability for the year ended December 31, 1999, and there are no tax timing differences as of December 31, 1999 and 1998.

Note 7 – Noncash transaction for cash flows statements:

As explained in Note 3, BSD sold RCS on July 1, 1999. The following represents this noncash transaction for the year ended December 31, 1999:
Receipt of CMDI common stock	$281,250
Disposal of RCS's assets and liabilities:
Accounts receivable, net	(622,896)
Other current assets	(22,718)
Equipment, net	(84,113)
Deferred loan fees, net	(13,417)
Goodwill, net	(1,475,669)
Notes payable	1,129,424
Accounts payable	326,207
Accrued expenses and other liabilities	440,938
Payable to affiliate	40,994
$-

Note 8 - Commitments and contingencies:

Leases:

RCS has been utilizing its office space under month-to-month and other short-term leases while it negotiates a new lease with its landlord for additional space. Rent expense charged to operations approximated $46,000 and $13,000 for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively.

Litigation:

In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company in subsequent years.

Concentrations of credit risk and major customers:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances exceed Federally insured limits. The Company generally extends credit to its customers, substantially all of whom are located in the central United States. Management of the Company closely monitors the extension of credit to customers while maintaining allowances for potential credit losses. During the year ended December 31, 1998 and the six months ended June 30, 1999 and 1998, no customer accounted for more than 10% of the Company's revenues. As of December 31, 1999, BSD no longer has any cash or accounts receivable due to the divestiture of RCS. (See Note 3.)

Note 9 - Fair value of financial instruments:

The Company's material financial instruments at December 31, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of available-for-sale securities. In the opinion of management, available-for-sale securities are being carried at their fair value.

Note 10 - Transactions with affiliate:

From time to time, the Company makes payments on behalf of Communicare Health Services, Inc., a company controlled by certain stockholders of CMDI, and the affiliate makes payments on behalf of the Company. Receivables and payables arising from these transactions are noninterest bearing and are repaid in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We are filing this Annual Report for the year ended December 31, 1999. Our financial statements for the year ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A. During the two most recent fiscal years, there was a change in independent accountants. The financial statements used in our Registration Statement Form 10-12/g filed on August 18, 1999 were audited by J.H. Cohn L.L.P., New Jersey, another accounting firm which we understand resigned or declined to stand for re-election. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present we have one executive officer and director. We contemplate that we will elect one or more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.

The following table sets forth as the name, age and position held with respect to our sole director and executive officer:
Name	Age	Positions
Marc Baker	40	President and Chairman

Marc Baker, our sole executive officer and director, has served in these capacities since July 2000. Mr. Baker is a licensed certified public accountant with offices in Hollywood, FL. For more than the past five years, Mr. Baker has been engaged in the business of accounting and financial and business consulting services. During the past five years, Mr. Baker served as an officer and director of the following public companies each of which entered into a Business Combination during the year stated: Life Industries Inc., a public non-reporting company, entered into a merger agreement with Quill Industries, an operating company, in 1997; Stetson Oil Exchange Inc., a public non-reporting company, entered into a merger agreement with Telecom Wireless, an operating company, in 1998; Biologistics Inc., a public non-reporting company, entered into a merger agreement with Skintek Labs Inc., an operating company, in 1999; and Union Chemical Corp., a public non-reporting company, entered into a merger agreement with Hot Yellow 98.com, an operating company in 1999.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director Forms Not Filed

Marc Baker Forms 3 and 4

ITEM 10. EXECUTIVE COMPENSATION
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker, President and Chairman (1)	1999	$132,000	0	0	0	0	0	0

(1) Mr. Baker, our sole executive officer and director, commenced serving in such positions in July 2000. During 1999 and 1998, we paid no executive compensation, because we lacked the cash flow and financial resources.  The Company has no employment agreement with Mr. Baker nor any arrangement to pay any compensation to Mr. Baker.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of BSD as of November 1, 2000, and the date of the filing of this Form 10-KSB for the year ended December 31, 1999, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
Institute of Geriatric Research (1)	1,602,000	81.7%
Robert Hausman (2)	1,602,000	81.7%
Stephen Rosedale	199,996	10.2%
Marc Baker (2)	0	0%
All Officers and Directors as a Group (one person)	0	0%

(1) The Institute of Geriatric Research is a charitable organization with headquarters in Cincinnati, OH. The 1,602,000 shares were transferred in September 1999 to the charity in a contribution by CMDI and its principal shareholder, Robert Hausman, who served as the Company’s president and chief operating officer from December 1998.

(2) Marc Baker became the Company’s President and sole director on July 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Rosedale and Wilheim, former officers and directors of the Company acquired their BSD common stock from Michael Fridovich, the former principal shareholder of BSD, on September 22, 1997 for cash consideration of $200,000. Michael Fridovich was only the principal shareholder in BSD from March 3, 1990 to 1997. Mr. Fridovich has never had any connection with Rosedale, Wilheim, Coventry or any of health care companies. In December 1998 Messrs. Rosedale and Wilheim sold their 1,602,000 shares of BSD common stock to CMDI in exchange for 118,250 shares of CMDI common stock. In July 1999, Messrs. Rosedale and Wilheim purchased the stock of RCS and RCSS, our former operating subsidiaries, for 75,000 shares of CMDI common stock, which following a 1 for 25 reverse stock split was adjusted to 3000 shares. See the full discussion of the CMDI transaction under "Item 1. Description of Business" and "Item 6. Management’s Plan of Operation".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1to the Registration Statement on Form 10-SB/12g filed August 18, 1999 (File No. 0-27075)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB/12g filed August 18, 1999 (File No. 0-27075)
10.1	Stock Purchase Agreement dated February 1, 1998 (incorporated by reference to Exhibit 10.1to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)
10.2	Stock Purchase Agreement dated July 1, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 10-SB/12g filed August 18, 1999)
23	Consent to include auditor’s report in Form 10-KSB
27	Financial Data Schedule
99.1	Save Harbor Compliance Statement for Forward-Looking Statements
99.2	Chapter 607.0850 of the Florida Statutes 1998 (incorporated by reference as Exhibit 99.2 to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)
99.3	Chapter 607.1103 of the Florida Statutes 1998 (incorporated by reference as Exhibit 99.2 to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)

DESCRIPTION OF EXHIBITS

EXHIBIT 23

Consent of Accountants

BSD Healthcare Industries Inc.
2700 North 29th Avenue, Suite 305
Hollywood, FL 33020
October 10, 2000

Re: Consent to include audit report in Form 10-KSB

Gentlemen:

We consent to the inclusion of our Independent Auditor's Report dated September 5, 2000, covering the financial statements for the years ended December 31, 1999 and December 31, 1998 contained in Form 10-KSB for BSD Healthcare Industries Inc.

Yours truly,

GRASSANO ACCOUNTING, P.A.
/s/ Grassano Accounting, P.A.

EXHIBIT 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. BSD Healthcare Industries Inc. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY BSD HEALTHCARE INDUSTRIES INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME. SEE THE DISCUSSION UNDER "RISK FACTORS" BELOW. IT SHOULD ALSO BE UNDERSTOOD THAT A COMPANY THAT IS NOT SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 13(A) OR SECTION 15(D) OF THE EXCHANGE ACT CANNOT  AVAIL ITSELF OF THE PROTECTIONS OF SECTION 27A OF THE ACT OR SECTION 21E OF THE EXCHANGE ACT.

(B) REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD HEALTHCARE INDUSTRIES INC.

Marc Baker, President, Chief Executive Officer
By: /s/ MARC BAKER
Hollywood, FL
Dated: DECEMBER 7, 2000