Form 10QSB
period 2000-03-31
BSD HEALTHCARE INDUSTRIES INC
filed 2000-12-11
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-27075

BSD Healthcare Industries, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	31-1586472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 North 29th Avenue, Suite 305	33020
(Address of principal executive offices)	(Zip Code)

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
Common Stock, $.001 par value 1,960,001 shares outstanding as of March 31, 2000
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 8

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Page
BALANCE SHEETS-DECEMBER 31, 1999 AND MARCH 31, 2000 (Unaudited)	3
STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (Unaudited)	3
STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (Unaudited)	4
NOTES TO FINANCIAL STATEMENTS	4

BSD HEALTHCARE INDUSTRIES, INC.
BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

	March	December
	30, 2000	31, 1999
	(Unaudited)
ASSETS

Available-for-sale securities	$58,590	$46,875
TOTAL ASSETS	$58,590	$46,875

LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL LIABILITIES	$ -	$ -
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 1,960,001 shares issued and outstanding	1,960	1,960
Additional paid-in capital	168,033	168,033
Retained earnings (accumulated deficit)	111,257	111,257
Accumulated other comprehensive income (loss)	(222,660)	(234,375)
Total stockholders' equity	58,590	46,875
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$58,590	$46,875
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999

Administrative expense	$ -	$ -
Forgiveness of debt	-	-
Income (loss) from continuing operations	-	-

Discontinued health care operations:
Income (loss) from discontinued operations	-	(298,814)

Net income (loss)	$ -	$(298,814)

Basic earning (loss) per common share:
Earnings (loss) from continuing operations	$ -	$ -
Earnings (loss) from discontinued operations	$ -	$(.15)

Net earnings (loss) per share	$ -	$(.15)

Basic weighted average common shares outstanding	1,960,001	1,960,001
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31, 2000	Three Months Ended March 31, 2000

Operating activities:
Net income	$ -	$(298,814)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	-	5,336
Amortization of goodwill and deferred financing costs	-	69,393
Changes in operating assets and liabilities
Accounts receivable	-	301,558
Other current assets	-	(358)
Accounts payable	-	(13,672)
Accrued expenses and other liabilities	-	33,918
Net cash provided by operating activities	-	97,361

Investing activities:
Purchases of equipment	-	(823)
(Payments to) proceeds received from affiliate	-	163,434
Net cash provided by (used in) investing activities	-	162,611

Financing activities:
Net repayments of short-term borrowings	-	(81,694)
Proceeds from borrowings under term loan	-	127,787
Net cash provided by (used in) financing activities	-	46,093

Net increase (decrease) in cash and cash equivalents	-	306,065
Cash and cash equivalents, beginning of period	-	18,171
Cash and cash equivalents, end of period	$ -	$324,236
Supplemental disclosure of cash flow data:
Interest paid	$ -	$68,319
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company’s Registration Statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") previously filed with the SEC and the amendment to such Registration Statement on Form 10-SB/12g/A filed with the SEC on November 30, 2000, which latter Registration Statement contains the Company's financial statements for the years ended December 31, 1999 and 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Plan of Operation

Forward-Looking Statements; Market Data

To the extent that we make any forward-looking statements in the "Management’s Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements, which forward-looking statements may include, but not be limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean BSD Healthcare Industries, Inc., a Florida corporation. We are filing this Quarterly Report for the three month period ended March 31, 2000 as one of several Quarterly Reports and an Annual Report that we were required to file under the  Exchange Act, but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended September 30, 1999, June 30, 2000 and September 30, 2000, as well as our Annual Report for the year ended December 31, 1999, which contains our audited financial statements for 1999 and 1998.

We are disclosing in this Quarterly Report that for the three months ended March 31, 2000 we have generated no revenues from any business operations.

Please read this Quarterly Report together with our Form 10-SB/12g/A filed on November 30, 2000 and our other Quarterly Reports and our Annual Report for our year ended December 31, 1999 which Reports are being filed at about the date of the filing of this Quarterly Report. Reference is made to our Form 10-SB/12g/A which contains our consolidated financial statements for our years ended December 31, 1999 and 1998 and the disclosure under "Description of Business-Risk Factors" under Item 1 in such Registration Statement under the Exchange Act.

Results of Operations

During the three-month period ended March 31, 2000 we had no business operations. We also had no revenues from continuing operations during the three-month period ended March 31, 1999. For the three month period ended March 31, 1999 we had a net loss of $298,814 and a net loss of $.15 per share, which is principally attributable to a charge of $298,814 from discontinued health care operations. During the three month period ended March 31, 2000 we had no income (loss) from operations. During the three month periods ended March 31, 2000 and 1999, we had no expenses.

Liquidity and Capital Resources

At March 31, 2000 our sole asset was available-for-sale securities valued $58,590. The same securities were valued $46,875 at December 31, 1999. At March 31, 2000 and December 31, 1999 we had no liabilities. The change in stockholders’ equity is the result of the an unrealized gain in our available-for-sale securities. However, it should be noted that at November 30, 2000 the value of the available-for-sale securities declined to $3,000 as a result of the significant decline in the price of such securities.

We also had no new borrowings or any other source of funding during the three month period ended March 31, 2000.

Through the quarter ended March 31, 2000 and December 31, 1999 we had an accumulated deficit of $111,403 and $123,118 respectively.

During the period ended March 31, 2000 we did not identify any source of continued funding and have no ongoing operations. There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

As disclosed in our Form 10-SB/12g/A filed with the SEC on November 30, 2000, we have experienced a change in management which followed the March 30, 2000 period. Our sole officer and director has pad on behalf of the Company a total of $12,500 from about July 1, 2000 through November 30, 2000 to pay accounting fees for the purpose of enabling the us to become current under the reporting obligations of the Exchange Act. There is no formal agreement or arrangement with such officer-director to provide any continued funding and there is no arrangement that has been determined as of the date of filing this Quarterly Report for the payment of the legal fees or other expenses related to preparing and filing our Reports under the Exchange Act. We hope to be able to negotiate to pay any legal and other fees, excluding accounting fees, with the issuance of stock at some future date although there can be no assurance of the amount of shares or whether the terms and conditions of issuance will be acceptable to us. In all likelihood the amount of such legal fees and other expenses will not be determined until such time as we negotiate a business combination.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three-month period ended March 31, 2000. However, as discussed under Part I, Item 2, "Management's Plan of Operation" above, we are also filing our Annual Report for our year ended December 31, 1999 at about the same time as we are filing this Quarterly Report. Our financial statements for the year ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A.. During the two most recent fiscal years, there was a change in independent accountants. The financial statements used in our Registration Statement Form 10-SB/12g filed on August 18, 1999 were audited by J.H. Cohn L.L.P., New Jersey, another accounting firm which we understand resigned or declined to stand for re-election. The financial statements contained in our Form 10-SB/12g/A filed with the SEC on November 30, 2000 were audited by Grassano Accounting, P.A. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-SB/g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB/g, file # 0-27075 and incorporated herein by reference)
13	The Registrant's amended Registration Statement on Form 10-SB/12g/A which is incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000 the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD Healthcare Industries, Inc.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: December 11, 2000
Hollywood, FL