Form 10QSB
period 2000-09-30
BSD HEALTHCARE INDUSTRIES INC
filed 2000-12-19
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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
Common Stock, $.001 par value 1,960,001 shares outstanding as of September 30, 2000
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 7

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
Page
Financial Statements for the period ended September 30, 2000
Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999	3
Statements of Operations - For the three and nine months ended September 30, 2000 and 1999 (Unaudited)	3
Statements of Cash Flow - For the nine months ended September 30, 2000 and 1999 (Unaudited)	4
Notes to the Financial Statements	4

BSD HEALTHCARE INDUSTRIES, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (Restated)

	September	December
	30, 2000	31, 1999
	(Unaudited)
ASSETS
Available-for-sale securities	$4,312	$46,875
TOTAL ASSETS	$4,312	$46,875

LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL LIABILITIES	$ -	$ -
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 1,960,001 shares issued and outstanding	1,960	1,960
Additional paid-in capital	168,033	168,033
Retained earnings (accumulated deficit)	111,257	111,257
Accumulated other comprehensive income (loss)	(276,938)	(234,375)
Total stockholders' equity	4,312	46,875
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,312	$46,875
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS (Unaudited)

	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999

Administrative expenses	$ -	$(2,152)	$ -	$(2,152)
Forgiveness of debt	-	689,910	-	689,910
Income (loss) from continuing operations	-	687,758	-	687,758

Discontinued health care operations:
Income (loss) from discontinued operations	-	-	-	(539,149)

Net income (loss)	$ -	$687,758	$ -	$148,609

Basic earning (loss) per common share:
Earnings (loss) from continuing operations	$ -	$.35	$ -	$.35
Earnings (loss) from discontinued operations	$ -	$ -	$ -	$(.27)

Net earnings (loss) per share	$ -	$.35	$ -	$.08

Basic weighted average common shares outstanding	1,960,001	1,960,001	1,960,001	1,960,001
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS (Unaudited)

	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999

Operating activities:
Net income	$ -	$148,609
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	-	7,126
Amortization of goodwill and deferred financing costs	-	217,408
Bad debt expense	-	28,000
Forgiveness of debt	-	(689,910)
Disposal of RCS's cash	-	(49,884)
Changes in operating assets and liabilities
Accounts receivable	-	712,414
Other current assets	-	(1,868)
Accounts payable	-	(47,825)
Accrued expenses and other liabilities	-	(367,445)
Net cash provided by operating activities	-	52,275

Investing activities:
Purchases of equipment	-	(823)
(Payments to) proceeds received from affiliate	-	182,638
Net cash provided by (used in) investing activities	-	181,815

Financing activities:
Net repayments of short-term borrowings	-	(81,694)
Proceeds from (net repayments of) borrowings under term loan	-	170,567
Net cash provided by (used in) financing activities	-	(252,261)

Net increase (decrease) in cash and cash equivalents	-	(18,171)
Cash and cash equivalents, beginning of period	-	18,171
Cash and cash equivalents, end of period	$ -	$ -
Supplemental disclosure of cash flow data:
Interest paid	$ -	$90,614
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean BSD Healthcare Industries, Inc., a Florida corporation. We are filing this Quarterly Report for the three month period ended September 30, 2000 as one of several Quarterly Reports and an Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended September 30, 1999, March 31, 2000 and June 30, 2000, as well as our Annual Report for the year ended December 31, 1999, which includes our audited financial statements for 1999 and 1998.

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

Results of Operations

During the three and nine month periods ended September 30, 2000 we had no business operations. We also had no revenues from continuing operations during the three and nine month periods ended September 30, 1999. We report no net income for the three-month period ended September 30, 2000, which is the result of no business activities during this quarter. For the three month period ended September 30, 1999 we had a net income of $687,758 or $.35 per share, which is principally attributable to $689,910 from forgiveness of debt. We occurred administrative expenses of $2,152 in the three and nine months ended September 30, 1999. During the three and six month periods ended June 30, 2000 and 1999, we had no expenses.

Liquidity and Capital Resources

At September 30, 2000, our only asset was available-for-sale securities valued $4,312. The same securities were valued $46,875 at December 31, 1999. At September 30, 2000 and December 31, 1999 we had no liabilities. The change in stockholders’ equity stems from an unrealized loss in our available-for-sale securities.

We also had no new borrowings or other source of funding of any kind during the period ended September 30, 2000.

Through the quarter ended September 30, 2000 and December 31, 1999 we had retained earnings of $,111,257.

During the period ended September 30, 2000 we did not identified any source of continued funding and have no ongoing operations. There can be no assurance that we will be able to fund any expenses until we find and negotiate a new business opportunity, if ever.

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

None.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three-month period ended September 30, 2000. However, as discussed under Part I, Item 2, "Management's Plan of Operation" above, we are also filing our Annual Report for our year ended December 31, 1999 at about the same time as we are filing this Quarterly Report. Our financial statements for the year ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A.. During the two most recent fiscal years, there was a change in independent accountants. The financial statements used in our Registration Statement Form 10-SB/12g filed on August 18, 1999 were audited by J.H. Cohn L.L.P., New Jersey, another accounting firm which we understand resigned or declined to stand for re-election. The financial statements contained in our Form 10-SB/12g/A filed with the SEC on November 30, 2000 were audited by Grassano Accounting, P.A. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

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

(b) Form 8-K.

During the quarter ended September 30, 2000 the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD Healthcare Industries, Inc.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: December 19, 2000
Hollywood, FL