Form 10KSB
period 2000-12-31
BSD HEALTHCARE INDUSTRIES INC
filed 2001-05-01
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

At December 31, 2000, there were 8,710,001shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. The Issuer will seek by filing this report under the Securities Exchange Act of 1934 (the "Exchange Act") to become current under the requirements of the Exchange Act. Affiliates of the Issuer own 8,570,975 shares of the Issuer’s issued and outstanding common stock and the remaining 139,026 shares are held by non-affiliates. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual report on Form 10-KSB except for certain previously filed exhibits identified in Part III, Item 13. Reference is made to Annual and Quarterly Reports on Form 10-KSB and 10-QSB, which the Issuer has filed before this Form 10-KSB under the Exchange Act. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

FORWARD LOOKING STATEMENTS: THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY BSD HEALTHCARE INDUSTRIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY’S MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE.   SEE THE DISCUSSION UNDER "RISK FACTORS" BELOW.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports Under the Exchange Act

BSD Healthcare Industries, Inc., a Florida corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We filed an amendment no. 5 to our registration statement on Form 10-SB/12g/A under the Securities Exchange Act of 1934 (the "Exchange Act") in response to the comments of the Securities and Exchange Commission ("SEC") relating to our Forms 10-SB/12g and 10-SB/12g/A previously filed. Our initial Form 10-SB/12g registration statement was filed on August 18, 1999 and became effective by lapse of  time under the Exchange Act on October 18, 1999. We have included additional text disclosure in this Form 10-KSB relating to events during   and subsequent to our year ended December 31, 2000 through the date of the filing including current information relating to our change of management and control, issuance of shares to our management, change of business address and telephone, and business status, among other material disclosure revisions, with complete responses to the SEC's comment letters dated September 17, 1999, January 11, 2001 and April 12, 2001 and information as of the date of effectiveness of our Form 10-SB/12g on October 18, 1999. Prior to our filing of this Form 10-KSB for our year ended December 31, 2000, we filed our Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Quarterly Reports that we were required to file under the Exchange Act, but which we failed to file in a timely manner. We are current under reporting requirements of the Exchange Act by filing this Annual Report.

Discontinued Business Operations

We were incorporated in Florida on February 7, 1989 under the name Park Avenue Marketing, Inc. On February 3, 1998, as a result of our acquisition of 100% of the common stock of two commonly controlled entities, Respiratory Care Services, Inc. ("RCS") and RCS Subacute, Inc. ("RCSS"), that were engaged in the healthcare industry as described below, we changed our name from Park Avenue Marketing to BDS Healthcare Industries, Inc. Prior to these acquisitions, we did not conduct any operations. The total purchase price for the acquisition of RCS and RCSS was $1,965,007 in cash and $159,993 in shares of our common stock, based upon 35,554 shares at a price of $4.50 per share. The purchase price was allocated approximately as follows: $525,000 for RCS and $1,600,000 for RCSS. At the date of the acquisitions, Kevin J. Merritt owned 100% of the common stock of RCS and 74% of the common stock of RCSS, and had no interest in the Company. The February 1998 acquisition of RCS and RCSS by the Company was attached as Exhibit 10.1 to our Form 10-SB/12g/A filed on November 30, 2000.

RCS was founded in 1988 with business headquarters in Indianapolis, IN, and served as a staffing company providing respiratory therapists to hospitals and nursing homes on an as-needed basis to facilities in Indiana, Ohio, Kentucky, Illinois, Missouri, West Virginia, Wyoming, Michigan, Texas, and Tennessee. The staffing process was implemented by RCS through contracts established between RCS and hospitals and nursing home facilities. RCSS, which commenced operations in 1995, with headquarters in Indianapolis, and provided hospital-based respiratory staffs to acute and subacute nursing facilities and generic healthcare facilities in Indiana, Ohio, Kentucky, Illinois, Missouri and West Virginia. BSD acquired RCS and RCSS because of the perceived increasing demand for respiratory care services in long-term healthcare facilities. The two companies, RCS and RCSS, realized total revenues of $4,488,152 in 1997 and $2,524,465 in 1996, and realized net income before taxes of $854,083 and $223,536 respectively during such years. RCS and RCSS had combined total assets of $1,190,631 and total liabilities of $633,781 at December 31, 1997.

In December 1998, Comprehensive Medical Diagnostics, Inc., formerly known as Coventry Industries Corp. (hereinafter "CMDI"), an unaffiliated public company, with headquarters in Princeton, NJ, acquired 81.7 % of our issued and outstanding shares of common stock, or a total of 1,602,000 shares. These shares were acquired by CMDI from Stephen Rosedale and Ronald Wilheim, who had no interest in CMDI at the date of the transaction, in exchange for 118,250 shares of CMDI common stock, having a market price of approximately $4.00 per share, for total consideration of approximately $473,000. The 118,000 CMDI shares represented 1.87% of CMDI's total of 6,300,000 shares issued and outstanding at December 31, 1998. Messrs. Rosedale and Wilheim at the date of the transaction were principal shareholders, officers and directors of the Company. Subsequent to CMDI's year ended December 31, 1998, CMDI's shares were subject to a reverse share recapitalization of one for eight, effective March 22, 1999. CMDI had a total of 1,093,958 shares issued and outstanding at March 31, 1999.

On July 1, 1999, principally as a result of a change in Medicare reimbursement rates for respiratory services, our board of directors decided that it was in our best business interest to sell RCS and RCSS. As a result, we sold RCS and RCSS to Messrs. Rosedale and Wilheim in exchange for 75,000 CMDI shares, valued at $281,250 based upon the market price of CMDI of $3.75 per share at the date of the transaction. The transaction involving 75,000 shares of CMDI represented approximately 6.9% of the 1,093,958 CMDI shares issued and outstanding equity at the date of the transaction.

Because of our continuing losses from RCS and RCSS and the belief that these losses would continue and increase, it was determined by management that it was in our best interests to sell the healthcare subsidiaries at a loss rather than not sell such operations. The Company did  not believe that it could continue to sustain operating losses. This divestiture, the Company believed, would permit it to reallocate its efforts and limited and declining resources to seeking potential Business Combinations with potentially profitable operations.

In July 2000 the 75,000 CMDI shares that we were issued were subject to a 1 for 25 reverse share recapitalization which resulted in the Company’s ownership of 3,000 CMDI shares. See Item 9, Part III, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". The Stock Purchase Agreement dated July 1, 1999 between the Company, CMDI and Messrs. Rosedale and Wilheim was filed as Exhibit 10.2 to our Form 10/SB/12g filed on August 18, 1999 and is incorporated by reference hereto.

The significance of the severance of the relationship between the Company and CMDI (other than as a continuing minority shareholder of CMDI) is that the Company no longer had available on a rent-free basis the offices of CMDI. See Item 2, "Description of Property" below. Further, see the discussion under Risk Factors, "No Relevant Operation History; Limited Resources, No Present Source of Revenues" which discloses that  from July 1, 1999 to September 30, 1999, CMDI provided only insignificant working capital for us to continue our corporate existence. We had no written finance agreement with CMDI, which owned 1,602,000 restricted shares which equaled 81% of our capital stock prior to the issuance of 6,750,000 restricted shares to Marc Baker, our sole executive officer/director, as discussed below. CMDI transferred all of its beneficial and record ownership in the 1,602,000 shares of common stock to a charitable organization, the Institute for Geriatric Research in Cincinnati, Ohio, which charity is registered with the IRS. The charity is under the control of persons unaffiliated with the Company, its present and its prior management. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management".

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer on June 28, 2000. Since June 28, 2000 through the date of this Form 10-KSB, Mr. Baker has paid approximately $15,375 of our expenses which principally consisted of accounting fees. In December 2000 we issued to Mr. Baker a total of 6,750,000 restricted shares, or 77.5% of our issued and outstanding shares, at par value, for the purpose of gaining voting control, having become our sole officer and director in July 2000. The expenses paid by Mr. Baker were not accounted for as liabilities and was deemed by Mr. Baker as part of his cost of acquiring control. Also see the discussions under Part II, Item 6, "Management's Plan of Operation" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons" and Part II, Item 5 "Recent Sales of Unregistered Securities" below.

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

Selection of Target Business and Structuring of a Business Combination.

Since June 2000 Mr. Marc Baker has been our sole executive officer and director and since December 2000 he has been our largest shareholder, owning 77.5% of our issued and outstanding shares. Mr. Baker will have substantial flexibility in identifying and selecting a prospective Target Business. As a result, we will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

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

As a result of the fact that our registration statement on Form 10-SB/12g became effective by lapse of time, as of the date of this Annual Report on Form 10-KSB, we are subject to the reporting requirements under the Exchange Act, including the requirement to file quarterly reports on Form 10-QSB and this Annual Report on Form 10-KSB for our year ended December 31, 2000. We are also required to continue to file such reports under the Exchange Act. In the event any significant acquisitions occur, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination. In addition, under the laws of the State of Florida, and Florida Statute Section 607.1103, a Business Combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote. However, Section 607.1103 (7) provides that "unless required by its articles of incorporation, action by shareholders of the surviving corporation on a plan of merger is not required if: (a) the articles of incorporation of the surviving corporation will not differ . . . from its articles before the merger; and (b) each shareholder of the surviving corporation whose shares were outstanding immediately prior to the effective date of the merger will hold the same number of shares with identical designations, preferences, limitations and relative rights, immediately after the merger". Our articles of incorporation do not require a shareholder vote for a Business Combination. See Exhibit 3.1 to our Form 10-SB/12g/A filed on November 30, 1999, which is incorporated by reference.

Business Experience of Principal

Our present management consists of Marc Baker, who serves as our president, sole executive officer and director, and is our largets shareholder owning 77.5% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Certain of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies and in at least one instance becoming  and continuing to be a reporting company under the Exchange Act. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of Target Businesses and conducting negotiations for Business Combinations.

During the past five years, Mr. Baker served as an officer and director of the following public non-operating companies each of which entered into a Business Combination during the years stated: (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act; (iii) Skintek Labs, Inc. - Mr. Baker was an officer and director of  Biologistics Inc., a public non-operating company, and when it entered into a merger agreement with Skintek Labs Inc., an operating company, in 1999, Mr. Baker resigned as an officer and director. Skintek Labs has continued to be an operating and reporting company under the Exchange Act and its shares are subject to quotation on the OTC:BB; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker sold his interest in Union Chemical and resigned as president  prior to Union Chemical entering into a merger agreement with HotYellow 98.com, an operating company, in 1999 and Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999 but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; and (v) National Venture Capital Fund, Inc. - Mr. Baker is the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL. Reference is made to the Item 9, "Directors, Executive Officers, Promoters and Control Persons" below.

Retention of Investment Banker.

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

NO RELEVANT OPERATING HISTORY; LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

On July 1, 1999 we sold our operating subsidiaries, RCS and RCSS to Messrs. Rosedale and Wilheim in exchange for 75,000 shares of CMDI common stock, valued at $281,250, based upon the market price of CMDI at the date of the transaction. As a result, we have at present no business operations and therefore our historical financial information contained in this registration statement on Form 10-SB/12g/A is of limited value to potential investors in evaluating any investment in our Company. While Marc Baker, who is our sole executive/director and is owner of 6,750,000 restricted shares or 77.5% of our outstanding stock, has had extensive experience as a certified public accountant in Florida regarding the evaluation and acquisition of Target Businesses, because of our lack of operating history, and limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income or revenues.

Until June 30, 1999, we received all working capital from our former operating subsidiaries. From July 1, 1999 to September 30, 1999, CMDI provided limited funding needed for us to continue our corporate existence. We had no written finance agreement with CMDI, which owned 1,602,000 shares or approximately 81% of our issued and outstanding common stock until 6,750,00 shares were issued to Mr. Baker in December 2000. Mr. Baker at present is the owner of 77.5% of our 8,710,001 outstanding shares. CMDI transferred all of its beneficial and record ownership in the 1,602,000 shares to a charitable organization, the Institute for Geriatric Research in Cincinnati, Ohio, which charity is registered with the IRS. As of the date of the filing of this annual report on Form 10-KSB for our year ended Decedmber 31, 2000, the Institute of Geriatric Research owns 1,602,000 shares or 18.4% of our outstanding shares. There was no trading market in our shares at the time of the donation by CMDI of 1,602,000 shares  to the charitable organization. We understand that as a result of the insignificant value of the our shares at the date of the charitable donation of the 1,602,000 shares, there was no disclosure of the gift transaction in the financial statements of CMDI. At the present time the charity has no operations. Robert Hausman, our former president, was president of CMDI until the first quarter of 2000, at which time he was replaced as president by Ronald Wilheim. Mr. Hausman is not an officer, director, nor does he have any position with the Institute of Geriatric Research. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" below.

Mr. Baker has no written agreement with us to provide any interim financing for any period until we complete a Business Combination, if ever. Mr. Baker has paid approximately $15,375 of our expenses, principally for accounting fees, through the date of the filing of this Form 10-KSB for our year ended December 31, 2000. Such payments were not paid through the Company and the payments have not been accounted for as a liability to Mr. Baker during any period. We will not achieve any revenues unless and until we conclude a Business Combination, of which there can be no assurance. Moreover, there can be no assurance that any Target Business, at the time of our consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

"BLANK CHECK" COMPANY; BROAD DISCRETION OF MANAGEMENT.

The filing of this Form 10-KSB under the Exchange Act does not involve the offering of any securities. While there can be no assurance, it may be expected that upon our becoming current under the reporting requirements of the Exchange Act a trading market may develop for our securities, however limited. Therefore, any persons who invest in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential Business Combination(s) in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management, which at the date of this annual report consists solely of Mr. Baker, who is alos owner of 77.5 of our outstanding shares, in connection the selection of a Target Business. There can be no assurance that determinations ultimately made by Mr. Baker will permit us to achieveour business objectives.

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

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination. In addition, under the laws of the State of Florida, and Florida Statute Section 607.1103, a Business Combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote. However, Section 607.1103 (7) provides that "unless required by its articles of incorporation, action by shareholders of the surviving corporation on a plan of merger is not required if: (a) the articles of incorporation of the surviving corporation will not differ . . . from its articles before the merger; and (b) each shareholder of the surviving corporation whose shares were outstanding immediately prior to the effective date of the merger will hold the same number of shares with identical designations, preferences, limitations and relative rights, immediately after the merger". Our articles of incorporation do not require a shareholder vote for a Business Combination". See Exhibit 99.3 attached hereto.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Our shares were subject to quotation on the OTC Bulletin Board under the symbol "BSDI" from February 3, 1998 until our shares were delisted in July, 1999 as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was any significant trading activity in our since that date, notwithstanding the fact that our shares have been quoted from time to time on the "pink sheets". There can be no assurance that there will be an active trading market for our shares following the completion of a Business Combination if, in fact, such Business Combination shall occur. Further, in the event that an active trading market commences, we cannot estimate the market price of our shares, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. While a prospective Target Business may deem a consummation of a Business Combination with us to be desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control, the time and expense incurred to comply and compliance with various Federal and state securities laws that regulate initial public offerings.

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

DEPENDENCE UPON SOLE EXECUTIVE OFFICER/DIRECTOR RELATING TO BLANK CHECK COMPANIES

Our ability to successfully effect a Business Combination will be largely dependent upon the efforts of our sole executive officer/director, Marc Baker, who is also the owner of 6,750,000 shares or 77.5% of our outstanding shares as a result of our issuance to Mr. Baker in December 2000. Notwithstanding our dependence upon the experience of our chief executive officer/sole director, we do not have an employment agreement with Mr. Baker, or any other person, nor have we obtained any "key man" life insurance for our benefit. Since his appointment as a director and sole executive officer by our prior management on June 28, 2000 and through the date of filing of our annual report on Form 10-KSB for our year ended December 31, 2000, Mr. Baker has paid approximately $15,375 of our expenses, principally for our accounting fees. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" for information concerning Mr. Baker's payment of our expenses and his negotiations related to professional fees in the forms of restricted shares to third parties, in amounts that have not been determined. The loss of the services of Mr. Baker prior to any Business Combination could have a material adverse effect on our ability to successfully achieve our business objectives. Mr. Baker is not required to commit a substantial amount of his time to our affairs and, accordingly, he may have a conflict of interest in allocating management time among various business activities. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to carry out our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Our executive officer/director has substantial experience in negotiating and completing Business Combinations involving non-operating or "blank check" companies with operating companies. We will rely upon the expertise of Mr. Baker and we do not anticipate that we will hire additional personnel unless and until a Business Combination is concluded. However, if additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

CONFLICTS OF INTEREST

Mr. Baker, our sole executive officer/director, is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. As a result, the consummation of a Business Combination may require a greater period of time than if our management devoted his full time to our affairs. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. At the date of the filing of this Form 10-KSB,  Mr. Baker is also serving as secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating blank check company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. See "Business Experience of Principal" above. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation and consummation of a Business Combination. Mr. Baker, our sole executive officer/director, has not identified and is not currently negotiating a Business Combination for us. In the future Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential Business Combinations. In such event, Mr. Baker and such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Florida, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, certain of our directors and executive officers may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor.

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

ADDITIONAL FINANCING REQUIREMENTS

Because we have had no revenues since our sale of RCS and RCSS, and have no present operations, we will be entirely dependent upon the willingness of our present management to fund any costs associated with the search, evaluation and consummation of a Business Combination, as well as, paying for the legal and accounting costs associated with filing the required reports under the Exchange Act. Since June 28, 2000 Mr. Baker has paid expenses of approximately $15,375 related principally for our accounting expenses through the date of this Form 10-KSB. Mr. Baker does not have any agreement in writing with us to pay our expenses and we have not accounted for such payments as a liability. We have been informed that Mr. Baker has treated such payments of our expenses as a cost of acquisition of control.  In addition, Mr. Baker  is negotiating with our attorney and certain third parties for payment for services in shares in connection with the preparation and filing of our registration statements and amendments on Form 10-SB/12g/A and our Annual and Quarterly Reports due under the Exchange Act in order for us to become current in our reporting obligations. The amount of the legal and related consulting fees has not been determined at the date of the filing of this  Form 10-KSB, but we expect to be able to pay such fees and expense in our restricted shares. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" regarding the likelihood of issuing restricted shares for services in connection with a Business Combination. In fact, we are dependent upon the willingness of such third parties to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a Business Combination. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we effect a Business Combination. However, as we have not yet identified any prospective Target Business candidates, we cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that our available resources from Mr. Baker prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to consummate a Business Combination or continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

It is the intention of the management following the consummation of a Business Combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock, par value of $0.001.  We issued 6,750,000 restricted shares to Mr. Baker at par value in December 2000. This issuance followed his acquisition of control. Although we have no written commitments as of the date hereof to issue any additional shares, we will, in all likelihood, issue additional shares in consideration for legal and consulting services as well as a substantial number of additional shares in connection with or following a Business Combination. In fact, the consummation of a Business Combination between a "blank check" entity with an operating company often results in the issuance of many times more shares than issued prior to the Business Combination as well as a change in control. To the extent that additional shares are issued in any Business Combination, our shareholders would experience dilution of their respective ownership interests in our shares. Additionally, if we issue a substantial number of shares in connection with or following a Business Combination, it may be expected that we will experience a change in control which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of our shares may adversely affect the market price of our shares in the event that any trading market shall commence and continue, of which there can be no assurance, and this could impair our ability to raise additional capital through the sale of our equity securities. Also see Item 6, "Management's Plan of Operation-Liquidity and Capital Resources" relating to the likelihood that we will issue shares to certain third parties for legal and consulting services.

Our Articles of Incorporation also authorizes the issuance of 5,000,000 shares of preferred stock, par value $0.001 (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as our Board of Directors, subject to the laws of the State of Florida, may determine from time to time. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of our common shareholders. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we do not currently intend to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. As of the date hereof, we have no shares of Preferred Stock issued and outstanding.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are presently located at the offices of Marc Baker, at 2700 North 29th Avenue, Suite 305 Hollywood, FL 33020, which space provided to it on a rent-free basis by Mr. Baker. Mr. Baker’s office facilities consist of approximately 800 square feet of office space, which he rents from an unaffiliated party. It is anticipated that this arrangement for rent-free space will remain until such time as we successfully consummate a Business Combination. The space made available for us at the offices of Marc Baker are sufficient for the foreseeable future, until such time as we shall conclude a Business Combination. From January 1, 2000 and until  Mr. Baker's becoming our sole officer/director in June 2000, we did not maintain any office facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our shares were subject to quotation on the OTC Bulletin Board (OTC: BB) under the symbol "BSDI" from February 3, 1998 until our shares were delisted in July 1999 following which our shares were quoted from time to time on the "pink sheets". We were delisted from the OTC: BB as a result of our not being a current reporting company under the Exchange Act. We do not believe that there was ever any significant trading activity in our shares during the past two years.

(B) Holders

At December 31, 2000 and at the date of filing this annual report on Form 10-KSB, there are approximately 75 holders of record of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
2/3/98	Common	35.554 shares	Kevin J. Merritt (1)	Pursuant to Acquisition of RCS and RCSS
12/6/00	Common	6,750,000 shares	Marc Baker (2)	Pursuant to Acquisition of Control, at par value
(1) The number of restricted shares issued to Mr. Merritt reflects a reverse split of 1 for 14.5 shares in 1998 and were in consideration for the acquisition of RCS and RCSS. Mr. Merritt owned 100% or RCS and 74% or RCSS. The issuance of the restricted shares to Mr. Merritt was based upon Section 4 (2) under the Act and were valued at $4.50 per share. The calculation of the sale price of restricted shares was arbitrary and was not based upon any trading market in the Company’s Common Stock. While our shares were listed for trading on the OTC:BB from February 3, 1998, following the date of the transaction with Mr. Merritt, until delisting in July 1999, and from such delisting date there were periodic quotes entered on the "pink sheets", but no liquidity applicable to our shares and no independent basis to price the shares.
(2) The restricted shares issued to Mr. Baker were issued at par value, based upon Section 4 (2) under the Act. Since our shares were delisted, there were periodic quotes entered on the "pink sheets", but no liquidity applicable to our shares and no independent basis to price the shares.

Reference is made to Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" with respect to the subscription from Saintes Holdings Ltd. for 600,000 shares in consideration for a $300,000 note which was not paid. As a result, the shares were never issued and the subscription receivable was canceled. As a result, the Statement of Stockholders' Equity for the year ended December 31, 1999, as filed in our annual report on Form 10-KSB for the years ended December 31, 2000 and 1999 and our amendment to our Form 10-SB/12g/A filed on April 30, 2001 have been adjusted deleting reference to the Saintes Holdings stock subscription receivable.

It is the position of the Office of Small Business of the SEC (per No Action Letter, NASD Regulation, Inc., dated January 21, 2000) that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a "blank check" company, and that securities issued by a "blank check" company to promoters and affiliates, and their transferees, can only be resold through registration under the Securities Act of 1933, as amended (the "Act").

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

Overview

Our current activity is limited to becoming current under the reporting requirements of the Exchange Act and to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 2000 and at the date filing of this annual report on Form 10-KSB, we have no cash or other current assets but have non-current assets, represented by the 3000 CMDI shares having a value of $3,150 at year end  and a value of $210 at April 30, 2001, based upon the closing bid price of   the CMDI shares at at such dates, respectively.

Results of Operations

Since we sold our RCS and RCSS operations effective July 1, 1999, we have treated the healthcare businesses formerly owned by us as discontinued operations. For the year ended December 31, 2000, we had no income from continuing operations compared to income from continuing operations of $687,758 in 1999. Our income from continuing operations in 1999 resulted solely from the forgiveness of debt in the amount of $689,910. We had a loss from discontinued healthcare operations totaling $539,149 during 1999. Our net income for the year ended December 31, 1999 was $148,609, which reflects the non-cash item from forgiveness of debt. At year end December 31, 2000 and at present, we have no operations.

Liquidity and Capital Resources

At December 31, 2000 and 1999 we had no current assets. We have non-current assets represented by available for sale securities of 3,000 CMDI shares which were valued at $46,875 at December 31, 1999 and $3,150 at December 31, 2000, respectively. At April 30, 2001 the 3000 CMDI shares held as non-current assets have a value of $210 based upon the closing bid price of $.07 per share at such date. We had no liabilities at December 31, 2000 and 1999.

During 1999 we raised no funds through the sale of securities. However, prior to the sale of RCS and RCSS on July 1, 1999, we collected $712,414 in accounts receivable which proceeds were utilized in connection with our then existing healthcare operations. Following the sale of RCS and RCSS, we have generated no revenues from any source nor have we received any funding from CMDI. In fact, we had only limited administrative expenses of $2,152 during 1999. Since Mr. Baker became our president and chairman in July 2000, he paid for the benefit of the Company approximately $15,375, principally to pay accounting fees relating to our filings and reports under the Exchange Act. These filings are intended to permit us to become current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim advances made on behalf of the Company by Mr. Baker to pay professional fees, we have no written finance agreement with Mr. Baker to provide any continued funding. The expenses paid by Mr. Baker have not been accounted for as liabilities because Mr. Baker has treated them as part of his costs of acquiring control. In December 2000 we issued 6,750,000 shares to Mr. Baker at par value in connection with his acquisition of voting control. Mr. Baker is presently negotiating on our behalf  to pay Mr. Thomas J. Craft, Jr., P.A., our corporate securities counsel, and his affiliate, CR Capital Services, Inc., a Florida corporation engaged in the business of providing corporate securities compliance services, in shares for services provided and to be provided. No determination has been made regarding the amount of shares being issued for such services.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a Business Combination. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with a Business Combination, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of our shares are issued in connection with the consummation of a Business Combination, a change in control  may be expected to occur.

There currently are no limitations on our ability to borrow funds to effect a Business Combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2000 and 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Stockholders
BSD Healthcare Industries, Inc.

We have audited the accompanying consolidated balance sheets of BSD HEALTHCARE INDUSTRIES, INC. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSD Healthcare Industries, Inc. as of December 31, 2000 and 1999, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
March 19, 2001

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999
Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Available-for-sale securities	3,150	46,875
Total Assets	$3,150	$46,875

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Total current liabilities	-	-
Total liabilities	-	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 1,960,001 shares issued and outstanding	8,710	1,960
Additional paid-in capital	168,033	168,033
Retained earnings (accumulated deficit)	111,257	111,257
Accumulated other comprehensive income (loss)	(278,100)	(234,375)
Total stockholders' equity	3,150	46,875
Total Stockholders' Equity and Liabilities	$3,150	$46,875
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

Administrative expense	$-	$(2,152)
Forgiveness of debt	-	689,910

Income (loss) from continuing operations	-	687,758

Discontinued health care operations:
Income (loss) from discontinued operations	-	(539,149)
Loss on disposal of discontinued operations	-	-

Income (loss) from discontinued operations	-	(539,149)

Net income (loss)	$-	$148,609

Basic earning (loss) per common share:
Earnings (loss) from continuing operations	$-	$.35
Earnings (loss) from discontinued operations	-	(.27)

Net earnings (loss) per share	$-	$.08

Basic weighted average common shares outstanding	2,421,066	1,960,001
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2000 AND 1999

				Retained	Accumulated
			Addi-	Earnings	Other
	Common Stock		tional	(Accu-	Comprehensive
	Number		Paid-in	mulated	Income
	of Shares	Amount	Capital	Deficit)	Loss	Total

Balance, December 31, 1998	1,960,001	1,960	168,033	(37,352)		132,641
Unrealized loss on available-
for-sale securities					(234,375)	(234,375)
Net income				148,609		148,609

Balance, December 31, 1999	1,960,001	$1,960	$168,033	$111,257	$(234,375)	$46,875

Issued 6,750,000 shares of common stock	6,750,000	6,750	(6,750)
Unrealized loss on available-
for-sale securities					(43,725)	(43,725)
Balance, December 31, 2000	6,750,001	$8,710	$161,283	$111,257	$(278,100)	$3,150
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Operating activities:
Net income (loss)	$-	$148,609
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	-	7,126
Amortization of goodwill and deferred financing costs	-	217,408
Bad debt expense	-	28,000
Forgiveness of debt	-	(689,910)
Estimated loss on disposal of discontinued operations	-	143,634
Disposal of RCS's cash	-	(49,884)
Changes in operating assets and liabilities
Accounts receivable	-	712,414
Other current assets	-	(1,868)
Accounts payable	-	47,825
Accrued expenses and other liabilities	-	(367,445)
Net cash provided by operating activities	-	52,275
Investing activities:
Proceeds received from affiliate, net	-	182,638
Purchases of equipment	-	(823)
Net cash provided by (used in) investing activities	-	181,815
Financing activities:
Net repayments of short-term borrowings	-	(252,261)
Net cash provided by (used in) financing activities	-	(252,261)
Net increase (decrease) in cash and cash equivalents	-	(18,171)
Cash and cash equivalents, beginning of period	-	18,171
Cash and cash equivalents, end of period	$-	$-
Supplemental disclosure of cash flow data:
Interest paid	$-	$90,614
See accompanying notes to consolidated financial statements.

BSD HEALTHCARE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – History and organization of the Company:

BSD Healthcare Industries, Inc. ("BSD") was incorporated in Florida as Park Avenue Marketing, Inc. on February 7, 1989 to serve as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BSD was initially capitalized by its founders who purchased 68,966 shares of common stock for $10,000 (share and per share amounts have been retroactively restated, where appropriate, to reflect a 200 for 1 stock split effected by the Company on June 24, 1997 and a 1 for 14.5 reverse stock split effected by the Company on February 2, 1998).

BSD did not conduct any operations of a commercial nature or have any significant activities until February 1, 1998 when it acquired 100% of the common stock of two commonly-controlled companies, Respiratory Care Services, Inc. ("RCSI") and RCS Subacute, Inc. ("Subacute"). RCSI and Subacute are referred to collectively herein as "RCS," and BSD, RCS and Subacute are referred to collectively herein as the "Company." As further explained in Note 3, BSD accounted for the acquisition of its 100% interest in RCS pursuant to the purchase method of accounting effective as of February 1, 1998 and, therefore, the historical consolidated financial statements only include the results of operations of RCS subsequent to its acquisition.

On December 7, 1998, Comprehensive Medical Diagnostics, Inc. (formerly Coventry Industries Corp.) ("CMDI") issued shares of common stock to the stockholders of BSD and acquired 81.7% of the outstanding shares of common stock of BSD. The acquisition of BSD by CMDI had no effect on the accompanying consolidated financial statements of the Company.

BSD has been a holding company since it acquired RCS and the Company's only operations have been conducted by RCSI and Subacute. RCSI, which was incorporated on July 1, 1988, provides quality respiratory therapy staff in a variety of health care settings. Subacute, which was incorporated on October 19, 1995, provides credentialed, licensed therapists experienced in all phases of skilled and subacute respiratory care. These health care services are provided primarily to Medicare patients.

As further explained in Note 3, on July 1, 1999, the Company's board of directors and stockholders approved the disposal of the Company's health care operations and the sale of RCSI and Subacute to two of the stockholders of CMDI (they also serve as officers and directors of CMDI) and, accordingly, the results of operations of the subsidiaries have been reclassified and reflected as discontinued operations in the accompanying consolidated statements of operations for all periods subsequent to their acquisition. Since they conducted all of the business operations of the Company, the accompanying consolidated statements of operations do not reflect any continuing operations and substantially a11 of the assets and liabilities in the accompanying consolidated balance sheets are those related to the discontinued operations.

Subsequent to the consummation of the sale of the subsidiaries, the management of CMDI intends to use BSD as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company.

Note 2 - Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of BSD and its wholly-owned subsidiaries, RCS and Subacute, from February 1, 1998, the date they were acquired. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any securities or agreements during the years ended December 31, 2000 and 1999 that could have resulted in the issuance of additional common shares.

Comprehensive income:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. Total comprehensive income is presented in Note 4.

Recent accounting pronouncements:

In the periods reported, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement had no impact on the Company’s financial statements as the Company’s financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

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

The cost of acquiring RCS, which exceeded the fair value of the net assets acquired by $1,559,074, was allocated as follows

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

As explained in Note 1, on July 1, 1999, the Company's board of directors and stockholders approved the disposal of all of the Company's health care operations and the sale of RCSI and Subacute to two of the stockholders of CMDI. Accordingly, the results of operations of RCS from February 1, 1998, the date of acquisition, through December 31, 1999 have been retroactively reclassified and reflected as income (loss) from discontinued health care operations in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999.

Since RCS conducted all of the business operations of the Company, the accompanying consolidated statements of operations do not reflect any continuing operations and substantially all of the assets and liabilities in the accompanying consolidated balance sheets are those related to the discontinued operations.

The Company received 75,000 (3,000 after the 1999 25 to 1 reverse stock split) shares of common stock of CMDI as the total consideration for the sale of RCSI and Subacute. The Company accrued an estimated loss of $143,634 on the disposal of its health care operations as of December 31, 1998 based on management's estimate of the carrying value of the net assets of RCSI and Subacute that will be transferred upon the consummation of their sale, net of the estimated fair market value of the shares of CMDI it will receive of $253,152 (or $3.375 per share). The accrued loss on disposal is included in income (loss) from discontinued health care operations in the accompanying consolidated statement of operations for the year ended December 31, 1998. (Note: the actual value of the CMDI common stock was $3.75 per share. This difference was adjusted during 1999.) RCS also forgave all of BSD’s intercompany debt.

Note 4 – Stock transactions:

On December 6, 2000, the Company issued 6,750,000 shares of common stock to the Company’s sole director and president. There were no other stock nor stock option transactions.

Note 5 – Comprehensive income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of 1998. The adoption had no impact on net income or total stockholders’ equity. Comprehensive income consists of net income and other comprehensive income. The year ended December 31, 1998 had no other comprehensive income.

On July 1, 1999, BSD acquired 75,000 (3,000 after the 1999 25 to 1 reverse stock split) shares of CMDI common stock in exchange for its stock in RCS (see Note 3.) This stock represents available-for-sale securities according to SFAS No. 115 and was valued at $281,250. The following is the comprehensive income for the years ended December 31:

	2000	1999
Accumulated other comprehensive income
(loss), beginning of year	$(234,375)	$-
Unrealized loss on available-for-sale
securities (Value of CMDI: $3,150 for 2000
and $46,875 for 1999)	(43,725)	(234,375)
Accumulated other comprehensive income
(loss), end of year	$(278,100)	$(234,375)

Note 6 - Income taxes:

BSD has no income tax liability for the years ended December 31, 2000 and 1999, and there are no tax timing differences as of December 31, 2000 and 1999.

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
$-

Note 8 - Fair value of financial instruments:

The Company's material financial instruments at December 31, 2000 and 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of available-for-sale securities. In the opinion of management, available-for-sale securities are being carried at their fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included as part of our Annual Report for the year ended December 31, 2000 were audited by Grassano Accounting P.A. as were the financial statements for our year ended December 31, 1999. We filed a Current Report on Form 8-K on March 5, 2001 with respect to Item 4, "Changes in Registrant's Certifying Accountant" in response to a comment letter from the SEC with respect to our Form 10-SB/12g/A.  The Form 8-K reported that the effective date of the changes in certifying accountant was June 28, 2000, as disclosed below in the Form 8-K which is incorporated by reference. The text of the Form 8-K filed on March 5, 2001 is as follows:

"(a) (1) Previous Independent Accountant

(i) Effective on June 28, 2000, and directly as a result of a change in the Company's management and the appointment of Mark Baker as President and director by the consent of the Company's board of directors, the engagement of J.H. Cohn, LLP, the independent accountant that had audited the Company's financial statements for its year ended December 31, 1998 effectively was terminated by the appointment of Grassano Accounting, P.A. As a result, J.H. Cohn, L.L.P. did not resign nor did they decline to stand for re-election. While constructively J.H. Cohn, L.L.P. was aware that it was no longer the Company's independent accountant, it was not until March 2, 2001 in the preparation of this Form 8-K that the former accountants were informed in writing that they were effectively dismissed.
(ii) The report of J.H. Cohn, L.L.P. on the financial statements of the Company or the fiscal year ended December 31, 1998 that were included in the Company's registration statement Form-10SB/12g filed on August 18, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
(iii) The decision to change accountants was a result of the change in the Company's management and the determination of the Company's new President, Mark Baker, to engage Grassano Accounting, P.A., as the Company's independent accountants to replace J.H. Cohn, L.L.P. This action was ratified by the Company's board of directors which consisted solely of Mark Baker, following the resignation of the Company's former directors and officers.
(iv) During the Company's fiscal year ended December 31, 1998 and through the date of this report, the Company has had no disagreements with its former accountants, J.H. Cohn, L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report on the financial statements of the Company for its year ended December 31, 1998.
(v) The Company has requested that J.H. Cohn, LLP. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated March 2, 2001 is filed as Exhibit 16.1 to this Form 8-K.

(a) (2) Engagement of New Independent Accountant.

Effective as of June 28, 2000, Grassano Accounting P.A., had been engaged by the Company as its new independent accountant to audit the Company's financial statements.

(a) (3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 4 prior to the filing of this Form 8-K and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree."

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

Marc Baker, our sole executive officer and director, has served in these capacities since July 2000. Mr. Baker is a licensed certified public accountant with offices in Hollywood, FL. For more than the past five years, Mr. Baker has been engaged in the business of accounting and financial and business consulting services. During the past five years, Mr. Baker served as an officer and director of the following public non-operating companies each of which entered into a Business Combination during the years stated: (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act; (iii) Skintek Labs, Inc. - Mr. Baker was an officer and director of  Biologistics Inc., a public non-operating company, and when it entered into a merger agreement with Skintek Labs Inc., an operating company, in 1999, Mr. Baker resigned as an officer and director. Skintek Labs has continued to be an operating and reporting company under the Exchange Act and its shares are subject to quotation on the OTC:BB; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker sold his interest in Union Chemical and resigned as president   prior to Union Chemical entering into a merger agreement with HotYellow 98.com, an operating company, in 1999 and Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999 but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; and (v) National Venture Capital Fund, Inc. - Mr. Baker is the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

Marc Baker was appointed to our board of directors and designated as our president by action of our former board of directors on June 28, 2000. Mr. Baker was appointed as a director and president by the consent of sole directors in lieu of meeting effective June 28, 2000. Public notification was made in our reports and filings under the Exchange Act, commencing with the filing of our amendment no.1 to our registration statement on Form 10-SB/12g/A filed on November 30, 2000. Following the appointment of Marc Baker, the former board members, Stephan Rosedale, Ronald Wilheim and Robert Hausman, resigned as officers and directors in July 2000. Following the designation and election of of Mr. Baker as our president and sole director, and in order for Mr. Baker to acquire voting control, we issued to Mr. Baker 6,750,000 restricted shares at par value on December 6, 2000. See Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Note 4 to the Notes to Consolidated Financial Statements.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director Forms Not Filed

Marc Baker                      Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker, President and Chairman (1)	2000	0	0	0	6,750,000	0	0	0

(1) Mr. Baker, our sole executive officer and director, commenced serving in such positions in July 2000. During 1999 and 1998,  we paid no executive compensation, because we lacked the cash flow and financial resources.  The Company has no employment agreement with Mr. Baker nor any arrangement to pay any compensation to Mr. Baker. Mr. Baker  was issued 6,750,000 restricted shares at par value in December 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our shares as of April 30, 2000 by each person owning more than 5% of our shares, our the directors and executive officers during 2000, and by all officers and directors at April 30, 2001, as a group (1 person).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Institute of Geriatric Research (2)	1,602,000	18.4%
Attn.: Simon Groner, Esq., 216 East 9th Street, Cincinnati, OH 45202
Ronald Wilheim (3)	0	0%
4700 Ashwood Dr., Cincinnati, OH 45241
Robert Hausman (3)	0	0%
902 Clint Moore Road, Suite 114, Boca Raton, FL 33487
Stephen Rosedale (3)	199,996	2.3%
32 Nassau Street, 2nd Floor, Princeton, NJ 08542
Marc Baker (4)	6,750,000	77.5%
2700 North 29th Avenue, Suite 305, Hollywood, FL 33020
All Officers and Directors as a Group (one person)	6,750,000	77.5%

(1) Based upon 8,710,001 shares issued and outstanding at April 26, 2001.

(2) The Institute of Geriatric Research is a charitable organization with headquarters in Cincinnati, OH. It was organized on May 30, 1997. The 1,602,000 shares were transferred in September 1999 to the charity in a contribution by CMDI and CMDI's then principal shareholder and president, Robert Hausman, who served as the Company’s president and chief operating officer from December 1998 until June 2000. At the time of this charitable contribution, there was no active trading market in our shares and trading had been only sporadic prior to and subsequent to the donation. The transaction was not reflected on CMDI's financial statements, we understand, because the fair market value of the assets contributed (the 1,602,000 shares)  was not material to CMDI's assets at such date. Mr. Hausman ceased to be an officer or director of CMDI during the first quarter of 2000. Mr. Hausman is not an officer, director nor does he hold any position with the Institute of Geriatric Research. The Institute of Geriatric Research is a registered charitable organization with the IRS. At present, it has no operations. The Institute of Geriatric Research's board of directors consists of three persons, Simon Groner, Esq., David Spetner and Jackie Rabenstein, who are not affiliated with our present or former management. The Institute of Geriatric Research is not active in our business or management but the trustees/directors of the Institute do have voting power and investment power with respect to the 1,602,000 shares.

(3) Messrs. Wilheim, Hausman and Rosedale were officers and directors until their resignations effective on July 17, 2000 following the appointment of Mr. Baker as our sole executive officer and director on June 28, 2000.
(4) Marc Baker became the Company’s president and sole director on June 28, 2000, be the consent of the sole directors of the Company at that date. The sole directors at that date were Messrs. Wilheim and Rosedale, who resigned their positions on July 17, 2000. Mr. Baker was issued 6,750,000 shares at par value in December 2000 in connection with his acquisition of control.

In addition to the shares referred to above, the Company had agreed to issue to Saintes Holdings Ltd. in March 1999 under a subscription agreement a total of 600,000 shares of the Company's common stock in consideration for a note  in the amount of $300,000. However, the note was never paid to the Company, we believe because the Company was in the process of ceasing operations and as a result, the subscription receivable was canceled and no shares were ever issued to Saintes Holdings Ltd. The remaining 158,005 shares that are issued and outstanding are owned by approximately 75 shareholders, all of whom are non-affiliates of the Company, our present sole officer/director, our former management or the Institute of Geriatric Research.

Change in Control

As disclosed above, we had a change in control with the resignations effective on July 17, 2000 by our executive officers and directors, Messrs. Wilheim, Hausman and Rosedale. Prior to their resignations, Mr. Marc Baker became our president and sole director on June 28, 2000 by the action and consent of our former directors. Mr. Baker was issued 6,750,000 shares or 77.5% of our total issued and outstanding shares, at par value, on December 6, 2000. See Note 4 to the Notes to Consolidated Financial Statements. There is no voting agreement or arrangement between the Institute of Geriatric Research and Mr. Baker with respect to their shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Rosedale and Wilheim, our former officers and directors, acquired our shares from Michael Fridovich, the former principal shareholder of the Company on September 22, 1997 for cash consideration of $200,000. Michael Fridovich was our only principal shareholder from March 3, 1990 to 1997. Mr. Fridovich has never had any relationship with Rosedale, Wilheim, CMDI or RCS/RCSS. In December 1998 Messrs. Rosedale and Wilheim sold their 1,602,000 shares to CMDI in exchange for 118,250 shares of CMDI, which represented 1.87% of  CMDI's then 6,300,000 issued and outstanding shares. In July 1999, Messrs. Rosedale and Wilheim purchased the stock of RCS and RCSS, our former operating subsidiaries, for 75,000 CMDI shares, which represented 6.9% of CMDI's then 1,093,958 issued and outstanding shares. This reflects the reverse share recapitalization. On July 13, 2000 CMDI shares became subject to a 1 for 25 reverse share recapitalization which resulted in our ownership of 3,000 CMDI shares. See the full discussion of the CMDI transaction under Item 1. "Description of Business" and Item 6. "Management’s  Plan of Operation".

We do not have any employment agreement with Mr. Baker. Mr. Baker paid certain of our expenses in the approximate amount of $15,375 from June 28, 2000 to the date of filing of this Form 10-KSB, principally for our accounting fees. In a transaction related to Mr. Baker's acquisition of control, we issued to Mr. Baker 6,750,000 restricted shares in December 2000 at par value.  See also the discussion under Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" above and Note 4 to the Notes to Consolidated Financial Statements. As a result of the issuance of the 6,750,000 shares to Mr. Baker, he has voting control as well as control of the board of directors and management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1to the Registration Statement on Form 10-SB/12g filed August 18, 1999 (File No. 0-27075)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB/12g filed August 18, 1999 (File No. 0-27075)
10.1	Stock Purchase Agreement dated February 1, 1998 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)
10.2	Stock Purchase Agreement dated July 1, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 10-SB/12g filed August 18, 1999)
99.1	Save Harbor Compliance Statement for Forward-Looking Statements
99.2	Chapter 607.0850 of the Florida Statutes 1998 (incorporated by reference as Exhibit 99.2 to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)
99.3	Chapter 607.1103 of the Florida Statutes 1998 (incorporated by reference as Exhibit 99.2 to the Registration Statement on Form 10-SB12g/A filed November 30, 2000)

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

(B) REPORTS ON FORM 8-K

On March 5, 2001 we filed a Current Report on Form 8-K with respect to Item 4, "Changes in Certifying Accountant". The Form 8-K is incorporated by reference herein. Also see the disclosure in Item 8, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD HEALTHCARE INDUSTRIES INC.

Marc Baker, President, Chief Executive Officer
By: /s/ Marc Baker
Hollywood, FL
Dated: May 1, 2001