Form 10QSB
period 2001-03-31
BSD HEALTHCARE INDUSTRIES INC
filed 2001-05-03
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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
Common Stock, $.001 par value 8,710,000 shares outstanding as of March 31, 2001
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 7

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Page
Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000	2
Statements of Operations for the three month periods ended March 31, 2001 and 2000 (Unaudited)	3
Statements of Cask Flows for the three month periods ended March 31, 2001 and 2000 (Unaudited)	3
Notes to Financial Statements	3

BSD HEALTHCARE INDUSTRIES, INC.
BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March	December
	30, 2001	31, 2000
	(Unaudited)
ASSETS

Available-for-sale securities	$780	$3,150
TOTAL ASSETS	$780	$3,150

LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL LIABILITIES	$0	$0

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 8,710,000 shares issued and outstanding	8,710	8,710
Additional paid-in capital	161,283	161,283
Retained earnings (accumulated deficit)	111,257	111,257
Accumulated other comprehensive income (loss)	(208,470)	(278,100)
Total stockholders' equity	780	3,150
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$780	$3,150
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF OPERATION FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Net income (loss)	$0	$0

Basic Net earnings (loss) per share	$0	$0

Basic weighted average common shares outstanding	8,710,001	8,710,001
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Operating activities:
Net income	$0	$0
Net cash provided by operating activities	-	-

Investing activities:
Net cash provided by (used in) investing activities	0	0

Financing activities:
Net cash provided by (used in) financing activities	0	0

Net increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
Income tax	$0	$0
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included indicative of the results that may be expected for the year ended December 31, 2001.

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

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean BSD Healthcare Industries, Inc., a Florida corporation.

During the three months ended March 31, 2001, we have generated no revenues from any business operations. Please read this Quarterly Report together with our Form 10-KSB for the year ended December 31, 2000.

Overview

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 2000 and at the date filing of this Quarterly Report on Form 10-QSB, we have no cash or other current assets. We have non-current assets, represented by the 3,000 CMDI shares having a value of $780 at March 31, 2001, based upon the closing bid price of the CMDI shares at such date.

Results of Operations

During the three-month period ended March 31, 2001, we had no business operations. We had also no revenues from operations during the three-month period ended March 31, 2001 and 2000. During the three month period ended March 31, 2001 and 2000, we had no expenses and income (loss) from operations.

Liquidity and Capital Resources

At March 31, 2001, our sole asset was available-for-sale securities valued at $780. The same securities were valued at $3,150 at December 31, 2000. At March 31, 2001 and December 31, 2000, we had no liabilities. The change in stockholders’ equity is the result of an unrealized gain in our available-for-sale securities. We also had no new borrowings or any other source of funding during the three month period ended March 31, 2000.

During the period ended March 31, 2000, we did not identify any source of funding. There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

As disclosed in our Form 10-KSB for the year ended December 31, 2000, we have experienced a change in management.

Since Mr. Baker became our president and chairman in July 2000, he has paid for the benefit of the Company approximately $15,375. These funds were principally used to pay accounting fees relating to our filings and reports under the Exchange Act. These filings are intended to permit us to become and stay current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim advances made on behalf of the Company by Mr. Baker to pay professional fees, we have no written finance agreement with Mr. Baker to provide any continued funding. The expenses paid by Mr. Baker have not been accounted for as liabilities, because Mr. Baker has treated them as part of his costs of acquiring control. In December 2000, we issued 6,750,000 shares to Mr. Baker at par value in connection with his acquisition of voting control. Mr. Baker is presently negotiating on our behalf  to pay Mr. Thomas J. Craft, Jr., P.A., our corporate securities counsel, and his affiliate, CR Capital Services, Inc., a Florida corporation engaged in the business of providing corporate securities compliance services, in shares for services provided and to be provided. No determination has been made regarding the amount of shares being issued for such services.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB12g, file # 0-27075 and incorporated herein by reference)
13	The Registrant's Quarterly and Annual Reports for the years 2000 and 2001, which are incorporated herein by reference.
19	The Registrant's Form 8-K filed on March 5, 2001, which is incorporated herein by reference.

(b) Form 8-K.

During the quarter ended March 31, 2001 the Company filed a Report on Form 8-K reporting in Item 4 the Company's change in accountants which change was effective June 28, 2000. This change was previously disclosed in the Company's Form 10-SB/A filed on November 30, 2000 and in Quarterly Reports and the Annual Reports for the years 2000 and 1999 under the Securities Exchange Act of 1934 ("Exchange Act"). The date of the Company's change in accountant was June 28, 2000, as disclosed in the Form 8-K, which is incorporated by reference herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD Healthcare Industries, Inc.

By: /s/ Marc Baker
Marc Baker, President and Director
Dated: May 3, 2001
Hollywood, FL