Form 10QSB
period 2001-09-30
BSD HEALTHCARE INDUSTRIES INC
filed 2001-10-30
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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
Common Stock, $.001 par value 8,710,001 shares outstanding as of October 30, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Page
Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000	2
Statements of Operations for the three and six month periods ended September 30, 2001 and 2000 (Unaudited)	3
Statements of Cash Flows for the three and six month periods ended September 30, 2001 and 2000 (Unaudited)	3
Notes to Financial Statements	3

BSD HEALTHCARE INDUSTRIES, INC.
BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September	December
	30, 2001	31, 2000
	(Unaudited)
ASSETS
Current Assets
Available-for-sale securities	$78	$3,150
TOTAL ASSETS	$78	$3,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to officer	$313	$0
TOTAL LIABILITIES	$313	$0

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares
authorized; 8,710,001 shares issued and outstanding	8,710	8,710
Additional paid-in capital	161,283	161,283
Retained earnings (accumulated deficit)	110,944	111,257
Accumulated other comprehensive income (loss)	(281,172)	(278,100)
Total stockholders' equity	(235)	3,150
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$78	$3,150
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF OPERATION FOR THE THREE MONTHS (Unaudited)
	Three Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2001	Nine Months Ended June 30, 2000
Revenues	$0	$0	$0	$0

Operating Expenses	313	0	313	0

Net income (loss)	$(313)	$0	$(313)	$0

Basic Net earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average
common shares outstanding	8,710,001	1,960,001	8,710,001	1,960,001
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS (Unaudited)
	Nine Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2000

Operating activities:
Net income (loss)	$(313)	$0
Net cash provided by operating activities	313	0

Investing activities:
Net cash provided by investing activities	0	0

Financing activities:
Net cash provided by financing activities	0	0

Net increase in cash and cash equivalents	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0
Supplemental disclosure of cash flow data:
Interest paid	$0	$0
Income tax	$0	$0
See accompanying notes to unaudited financial statements.

BSD HEALTHCARE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

During the three and nine-month periods ended September 30, 2001, we have generated no revenues from any business operations. Please read this Quarterly Report together with our Form 10-KSB for the year ended December 31, 2000 filed with the SEC on May 1, 2001.

Overview

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At December 31, 2000 and at the date filing of this Quarterly Report on Form 10-QSB, we had current assets, represented by the 3,000 CMDI shares having a value of $78 at September 30, 2001, based upon the closing bid price of the CMDI shares at such date.

Results of Operations

During the three-month period ended September 30, 2001, we had no business operations. We had also no revenues from operations during the nine-month periods ended September 30, 2001 and 2000. During the three month period ended September 30, 2001, we had expenses of $313 and net loss of $313 from operations.

Liquidity and Capital Resources

At September 30, 2001, our sole asset was available-for-sale securities valued at $78. The same securities were valued at $3,150 at December 31, 2000 based upon the closing bid price of the CMDI shares on such date. At September 30, 2001 we had $313 due to our officer compared to no liabilities at December 31, 2000. The change in stockholders’ equity is the result of an unrealized loss in our available-for-sale securities. We also had no net cash provided from investing activities or financing activities during the nine month periods ended September 30, 2001 or 2000.

During the period ended September 30, 2001, we did not identify any source of funding.

As disclosed in our Form 10-KSB for the year ended December 31, 2000, we have experienced a change in management.

Since Mr. Baker became our president and chairman in July 2000, he has paid for our benefit approximately $16,274. Mr. Baker is also the owner of 6,750,000 shares or 77.5% of our outstanding shares. The funds from Mr. Baker were principally used to pay our accounting fees related to our filings and reports under the Exchange Act. These filings are intended to permit us to remain current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim advances made on our behalf by Mr. Baker to pay professional fees, we have no written finance agreement with Mr. Baker to provide any continued funding. These previous expenses paid by Mr. Baker had not been accounted for as liabilities, because Mr. Baker has treated them as part of his costs of acquiring control. In December 2000, we issued 6,750,000 shares to Mr. Baker at par value in connection with his acquisition of voting control. There was no trading market for our shares in December 2000, nor for the period from July 1999 through the date of the sale of restricted shares to Mr. Baker. We believe that the price paid by Mr. Baker for the 6,750,000 shares was the fair value of the shares at the date of the transaction as the Company had no assets or business operations. Mr. Baker is presently negotiating on our behalf  to pay Mr. Thomas J. Craft, Jr., P.A., our corporate securities counsel, and his affiliate, CR Capital Services, Inc., a Florida corporation engaged in the business of providing corporate securities compliance services, in shares for services provided and to be provided. No determination has been made regarding the amount of shares or value of the consideration being issued for such services.

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

(b) Form 8-K.

During the quarter ended September 30, 2001, we did not file a Report on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD Healthcare Industries, Inc.

By: /s/ Marc Baker
Marc Baker, President and Director
Dated: September 30, 2001
Hollywood, FL