Form 10KSB
period 2001-12-31
BSD HEALTHCARE INDUSTRIES INC
filed 2002-03-22
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-27075

BSD Software, Inc.
(Name of Small Business Issuer in Its Charter)

BSD Healthcare Industries, Inc.
(Former Name of Small Business Issuer in Its Charter)

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

At December 31, 2001, there were 8,643,600 shares of the issuer's common stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. The Issuer will seek by filing this report under the Securities Exchange Act of 1934 (the "Exchange Act") to become current under the requirements of the Exchange Act. Affiliates of the Issuer own 8,570,975 shares of the Issuer’s issued and outstanding common stock and the remaining 72,625 shares are held by non-affiliates. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background and Reports Under the Exchange Act

BSD Healthcare Industries, Inc., a Florida corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We filed an amendment no. 5 to our registration statement on Form 10-SB/12g/A under the Securities Exchange Act of 1934 (the "Exchange Act") in response to the comments of the Securities and Exchange Commission ("SEC") relating to our Forms 10-SB/12g and 10-SB/12g/A previously filed. Our initial Form 10-SB/12g registration statement was filed on August 18, 1999 and became effective by lapse of  time under the Exchange Act on October 18, 1999. We have included additional text disclosure in this Form 10-KSB relating to events during and subsequent to our year ended December 31, 2001 through the date of the filing.

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

In July 2000, the 75,000 CMDI shares that we were issued were subject to a 1 for 25 reverse share recapitalization which resulted in the Company’s ownership of 3,000 CMDI shares. See Item 9, Part III, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act". The Stock Purchase Agreement dated July 1, 1999 between the Company, CMDI and Messrs. Rosedale and Wilheim was filed as Exhibit 10.2 to our Form 10/SB/12g filed on August 18, 1999 and is incorporated by reference hereto.

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

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer on June 28, 2000. Since June 28, 2000 through the date of this Form 10-KSB, Mr. Baker has paid approximately $17,000 of our expenses which principally consisted of accounting fees. In December 2000, we issued to Mr. Baker a total of 6,750,000 restricted shares, or 78% of our issued and outstanding shares, at par value, for the purpose of gaining voting control, having become our sole officer and director in July 2000. The expenses paid by Mr. Baker were not accounted for as liabilities and was deemed by Mr. Baker as part of his cost of acquiring control. Also see the discussions under Part II, Item 6, "Management's Plan of Operation" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons" and Part II, Item 5 "Recent Sales of Unregistered Securities" below.

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

Selection of Target Business and Structuring of a Business Combination.

Since June 2000, Mr. Marc Baker has been our sole executive officer and director and since December 2000, he has been our largest shareholder, owning 78% of our issued and outstanding shares. Mr. Baker will have substantial flexibility in identifying and selecting a prospective Target Business. As a result, we will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

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

As a result of the fact that our registration statement on Form 10-SB/12g became effective by lapse of time, as of the date of this Annual Report on Form 10-KSB, we are subject to the reporting requirements under the Exchange Act, including the requirement to file quarterly reports on Form 10-QSB and this Annual Report on Form 10-KSB for our year ended December 31, 2001. We are also required to continue to file such reports under the Exchange Act. In the event any significant acquisitions occur, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Business Experience of Principal

Our present management consists of Marc Baker, who serves as our president, sole executive officer, director and a control shareholder, owning 78% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experiences in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Some of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of target businesses and conducting negotiations for Business Combinations.

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2001. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. It has recently concluded an acquisition of less than 5% interest in an operating company and is negotiating to acquire an additional interest in this entity; and (vii) Mr. Baker was elected as a director of Optical Concepts of America, Inc., a non-operating, non-reporting public company during 2000. Following his election as a director, the sole officer and director resigned and Mr. Baker was issued 35,000,000 restricted shares at a subscription price of par value of $0.001 per share. None of these shares have been sold and Mr. Baker has funded the costs of professional accounting fees in order for Optical Concepts to complete the audit of its financial statements for 2000 and 2001. The costs of less than $5,000 funded by Mr. Baker for Optical Concepts have not been significant. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

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

NO RELEVANT OPERATING HISTORY; LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

On July 1, 1999 we sold our operating subsidiaries, RCS and RCSS to Messrs. Rosedale and Wilheim in exchange for 75,000 shares of CMDI common stock, valued at $281,250, based upon the market price of CMDI at the date of the transaction. As a result, we have at present no business operations and therefore our historical financial information contained in this registration statement on Form 10-SB/12g/A is of limited value to potential investors in evaluating any investment in our Company. While Marc Baker, who is our sole executive/director and is owner of 6,750,000 restricted shares or 78% of our outstanding stock, has had extensive experience as a certified public accountant in Florida regarding the evaluation and acquisition of Target Businesses, because of our lack of operating history, and limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income or revenues.

Until June 30, 1999, we received all working capital from our former operating subsidiaries. From July 1, 1999 to September 30, 1999, CMDI provided limited funding needed for us to continue our corporate existence. We had no written finance agreement with CMDI, which owned 1,602,000 shares or approximately 81% of our issued and outstanding common stock until 6,750,00 shares were issued to Mr. Baker in December 2000. Mr. Baker at present is the owner of 78% of our 8,710,001 outstanding shares. CMDI transferred all of its beneficial and record ownership in the 1,602,000 shares to a charitable organization, the Institute for Geriatric Research in Cincinnati, Ohio, which charity is registered with the IRS. As of the date of the filing of this annual report on Form 10-KSB for our year ended December 31, 2000, the Institute of Geriatric Research owns 1,602,000 shares or 18.4% of our outstanding shares. There was no trading market in our shares at the time of the donation by CMDI of 1,602,000 shares  to the charitable organization. We understand that as a result of the insignificant value of the our shares at the date of the charitable donation of the 1,602,000 shares, there was no disclosure of the gift transaction in the financial statements of CMDI. At the present time the charity has no operations. Robert Hausman, our former president, was president of CMDI until the first quarter of 2000, at which time he was replaced as president by Ronald Wilheim. Mr. Hausman is not an officer, director, nor does he have any position with the Institute of Geriatric Research. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" below.

Mr. Baker has no written agreement with us to provide any interim financing for any period until we complete a Business Combination, if ever. Mr. Baker has paid approximately $17,000 of our expenses, principally for accounting fees, through the date of the filing of this Form 10-KSB for our year ended December 31, 2001. Such payments were not paid through the Company and the payments have not been accounted for as a liability to Mr. Baker during any period. We will not achieve any revenues unless and until we conclude a Business Combination, of which there can be no assurance. Moreover, there can be no assurance that any Target Business, at the time of our consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

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

DEPENDENCE UPON SOLE EXECUTIVE OFFICER/DIRECTOR RELATING TO BLANK CHECK COMPANIES

Our ability to successfully effect a Business Combination will be largely dependent upon the efforts of our sole executive officer/director, Marc Baker, who is also the owner of 6,751,000 shares or 78% of our outstanding shares as a result of our issuance to Mr. Baker in December 2000 and December 2001. Notwithstanding our dependence upon the experience of our chief executive officer/sole director, we do not have an employment agreement with Mr. Baker, or any other person, nor have we obtained any "key man" life insurance for our benefit. Since his appointment as a director and sole executive officer by our prior management on June 28, 2000 and through the date of filing of our annual report on Form 10-KSB for our year ended December 31, 2001, Mr. Baker has paid approximately $17,000 of our expenses, principally for our accounting fees. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" for information concerning Mr. Baker's payment of our expenses and his negotiations related to professional fees in the forms of restricted shares to third parties, in amounts that have not been determined. The loss of the services of Mr. Baker prior to any Business Combination could have a material adverse effect on our ability to successfully achieve our business objectives. Mr. Baker is not required to commit a substantial amount of his time to our affairs and, accordingly, he may have a conflict of interest in allocating management time among various business activities. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to carry out our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Our executive officer/director has substantial experience in negotiating and completing Business Combinations involving non-operating companies with operating companies. We will rely upon the expertise of Mr. Baker and we do not anticipate that we will hire additional personnel unless and until a Business Combination is concluded. However, if additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

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

ADDITIONAL FINANCING REQUIREMENTS

Because we have had no revenues since our sale of RCS and RCSS, and have no present operations, we will be entirely dependent upon the willingness of our present management to fund any costs associated with the search, evaluation and consummation of a Business Combination, as well as, paying for the legal and accounting costs associated with filing the required reports under the Exchange Act. Since June 28, 2000 Mr. Baker has paid expenses of approximately $17,000 related principally for our accounting expenses through the date of this Form 10-KSB. Mr. Baker does not have any agreement in writing with us to pay our expenses and we have not accounted for such payments as a liability. We have been informed that Mr. Baker has treated such payments of our expenses as a cost of acquisition of control.  In addition, Mr. Baker  is negotiating with our attorney and certain third parties for payment for services in shares in connection with the preparation and filing of our registration statements and amendments on Form 10-SB/12g/A and our Annual and Quarterly Reports due under the Exchange Act in order for us to become current in our reporting obligations. The amount of the legal and related consulting fees has not been determined at the date of the filing of this  Form 10-KSB, but we expect to be able to pay such fees and expense in our restricted shares. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" regarding the likelihood of issuing restricted shares for services in connection with a Business Combination. In fact, we are dependent upon the willingness of such third parties to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a Business Combination. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we effect a Business Combination. However, as we have not yet identified any prospective Target Business candidates, we cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that our available resources from Mr. Baker prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to consummate a Business Combination or continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In June 2001, our shares became again subject to quotation on the OTCBB market. We changed our symbol in January from BSDI to BSDS in connection with a name change to BSD Software, Inc.

	High	Low
Calendar 2001
Quarter Ended June 30,	$3.00	$0.01
Quarter Ended September 30,	$5.00	$0.07
Year Ended December 31, 2001	$7.25	$0.12

Calendar 2002
Period Ending March 14, 2002	$6.25	$5.53

(B) Holders

At December 31, 2001, and at the date of filing this annual report on Form 10-KSB, there are approximately 75 holders of record of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
12/6/00	Common	6,750,000 shares	Marc Baker (1)	Pursuant to Acquisition of Control, at par value
12/03/01	Common	1,000 shares	Marc Baker	For services as officer and director provided to the Company
(1) The restricted shares issued to Mr. Baker were issued at par value, based upon Section 4 (2) under the Act. Since our shares were delisted, there were periodic quotes entered on the "pink sheets", but no liquidity applicable to our shares and no independent basis to price the shares.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

SEARCH FOR TARGET COMPANY

Our plan is to enter into a transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a transaction, nor engaged the services of any independent third party for such purpose. Mr. Baker, our sole officer has agreed to fund the expenses associated with the preparation and filing of any reports under the Exchange Act and has funded the professional accounting fees associated  with the preparation of this Annual Report on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with  any business transaction.

The Company may enter into agreements with non-affiliated third party consultants to assist in locating a target company. It may be anticipated that such other consultants may also be issued shares of the Company. There is no minimum or maximum amount of stock, options, or cash consideration that the Company may grant, pay or agree to issue to such third party consultants.

The Company anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date, the Company has not utilized solicitation, does not anticipate that it will do so, and expects to rely solely on referrals of potential target companies from professionals, including consultants, in the business and financial communities.

MANAGEMENT OF THE COMPANY

The Company has no full time employees. Mr. Baker, at present, is our sole officer and directors and a control shareholder. Mr. Baker has agreed to allocate a portion of its time to the activities of the Company, including the pursuit of a transaction. As a result, potential conflicts may arise with respect to the time commitment by Mr. Baker and the potential demands of the Company's activities.

The amount of time devoted by Mr. Baker on the activities of the Company cannot be predetermined. Such time may vary widely from an extensive amount when reviewing a potential target company and effecting a transaction to an essentially passive role when activities of Mr. Baker focus elsewhere, or some amount in between. It is impossible to state with any precision the exact amount of time Mr. Baker will actually be required to spend to locate a suitable target company and negotiate a transaction. Mr. Baker estimates that the business plan of the Company can be implemented by devoting cumulatively approximately 10 to 15 hours per month over the course of several months but such figure cannot be stated with precision.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, which entity desires to pursue the perceived advantages of a transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statement and the notes to the financial statements that are included as part of this Annual Report on Form 10-KSB. This lack of diversification should be considered a substantial risk to our investors.

We may seek to enter into a transaction with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity and transaction in which we elect to participate may involve a high degree of risk. Mr. Baker  believes that there are business entities seeking the perceived benefits of a transaction with a reporting corporation. Included among such perceived benefits are: the ability to use our securities as a reporting company for the future acquisition of assets and/or other businesses; the increased likelihood of being able to find an underwriter for a subsequent IPO or other offering of securities under the Act after a transaction and becoming a reporting company at terms more acceptable and/or advantageous than would otherwise be available to a private company; being able to become a reporting company under the Exchange Act with less dilution of its equity securities; the potential for securing investment capital, whether debt or equity, at terms more favorable than those available to a private company; and being able to attract and retain key employees by having available a stock option and/or stock incentive plan with securities registered under the Exchange Act.

Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities and potential target companies difficult and complex for us.

We do not have, nor do we anticipate having, working capital or other liquid assets to provide to the owners and operators of target companies. However, management believes that we will be able to offer owners and operators of target companies the opportunity to acquire a controlling ownership interest in us as a reporting company under the Exchange Act, without incurring the costs and time typically required to complete an IPO. However, we have not conducted market research and are not aware of statistical data to support the perceived benefits of a Transaction by a target company.

Analysis of potential target companies will be undertaken by Mr. Baker, non of whom are professional business analysts or appraisers. In analyzing prospective target companies, we may consider among other information regarding the target company, the following: its available technical, financial and managerial resources; its working capital and other financial requirements; its history of operations, if any; its potential for the future growth in revenues and profits; the nature of its present and potential future competition; the quality and experience of its management; specific risk factors applicable or which may be anticipated to become applicable to its activities; the perceived public recognition or acceptance of its products, services, or other assets; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive on our virtually unlimited discretion to search for and enter into a transaction.

We are subject to the reporting requirements under the Exchange Act. Included in these requirements is the requirement to file with the SEC the audited financial statements of the Company and the audited financial statements of an acquired target company on a consolidated basis within 60 days following the filing of our Form 8-K reporting the Transaction. The Form 8-K must be filed with the SEC within 15 days following entering into an agreement for a transaction. It is our intention to acquire or merge with a target company for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time. We further intend to reserve the right in any acquisition or merger documentation for the transaction to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform in all material respects to the representations made by the target company.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its development stage, which is already in operation, or in essentially any stage of its business life. It is impossible for us to predict at this time the status of any business in which we may enter into a Transaction, in that such business may need to seek additional capital, may desire to have the of the Company issued in a Transaction be available to be publicly traded, or may seek other perceived advantages which we may offer.

Following a transaction, we may seek to engage the services of other professionals for accounting and legal services, enter into investment banking relationships and agreements for corporate public relations, among other services and arrangements. We may also recommend one or more potential underwriters, financial advisors, or other consultants to provide such services.

A potential target company may have a pre-existing agreements with third-party consultants and others which require that the target company continue to utilize the services of others following the conclusion of any transaction. Additionally, this requirement may be a pre-condition to a target company being presented to us for a potential transaction. The existence of such a requirement for the continuation of the services of third-parties could be a factor in the selection of a target company.

TERMS OF A TRANSACTION

In implementing a structure for a particular transaction, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement, or other arrangement with another corporation or entity. In connection with a transaction, it is likely that Mr. Baker will no longer be in control of the Company. In addition, it is likely that Mr. Baker will resign, as part of the terms of the Transaction, and be replaced by new officers and directors.

It is anticipated that any securities issued in any such transaction would be issued in reliance upon exemption from registration under the Act and applicable state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities issued in a transaction, as well other securities that we have issued or agree to issue, including shares issued to our present control shareholders, immediately after the transaction is consummated or at a specified or times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a transaction or have consummated a transaction and are no longer deemed to be a non-operating company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may adversely effect any trading market that may exist, and cause a decline in the market price of our securities in the future, if any such market develops, of which there is no assurance.

While the terms of a transaction which we may be a party cannot be predicted, it is expected that the parties to any Transaction will desire to avoid the creation of a taxable event. As a result, we believe that we will structure a transaction in a "tax-free reorganization" under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). However, it is possible that we will elect to enter into a transaction that will not be structured as a tax-free reorganization under the Code.

With respect to negotiations with a target company, we expect to focus on the percentage of the Company which target company shareholders would acquire in consideration for the acquisition of a target company. Any merger or acquisition transaction that we complete can also be expected to have a significant dilutive effect on the percentage of shares held by all our shareholders immediately preceding the Transaction.

We intend to enter into a transaction only after appropriate due diligence and the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will contain certain events of default, and set forth the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing among other terms.

To date, Mr. Baker has paid on behalf of the Company expenses aggregating approximately $17,000 including accounting expenses. We will not borrow any funds to make any payments to Mr. Baker. If Mr. Baker is unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Annual Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

Prior to completion of a transaction, the Company will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements will be available within a reasonable period of time not to exceed 60 days following the filing of a Form 8-K reporting the Transaction; and other information deemed relevant by us.

COMPETITION

We will remain a minor participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of the Company's combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Results of Operation

During the years ended December 31, 2001 and 2000, we generated no revenues from any business operations. We had general and administrative expenses of $313 in 2001 and no expenses in 2000, and therefore we had a net loss of $313 in 2001.

Liquidity and Capital Resources

At December 31, 2001, we had total assets of $57, consisting of available-for-sale securities. As of December 31, 2000, we had total assets of $3,150, which was the value of our available-for-sale securities at December 31, 2000.

At December 31, 2001 and 2000, we had current liabilities of $313 and $0, respectively. Our current liabilities at December 31, 2001 conisted of $313 due to Mr. Baker, our sole officer and director

We had no long-term liabilities at December 31, 2001 and 2000.

During the years ended December 31, 2001, we had a negative cash flow from operations of $313. We did not have any capital expenditures and financing activities in 2001 and 2000.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to enter into a transaction.

There are currently no limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities or in connection with a transaction. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects. To the extent that additional debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2001 and 2000.

INDEPENDENT AUDITOR'S REPORT

To the Directors and Stockholders
BSD Software, Inc.

Hollywood, Florida

 We have audited the accompanying balance sheets of BSD Software, Inc. (formerly BSD Healthcare Industries, Inc.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSD Software, Inc. (formerly BSD Healthcare Industries, Inc.) as of December 31, 2001 and 2000, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company has to merge or acquire an operating company to commence its planned principal operations. As of the date of these financial statements, no target company has been identified. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRASSANO ACCOUNTING, P. A.

Boca Raton, Florida

March 7, 2002

BSD SOFTWARE, INC.
(Formerly BSD Healthcare Industries, Inc.)
BALANCE SHEETS DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Available-for-sale securities	57	57
Total Assets	$57	$57

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Total current liabilities	313	-
Total liabilities	313	-
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized; 8,643,600 shares issued and outstanding
8,710,001 shares issued and outstanding	8,644	8,710
Additional paid-in capital	161,349	161,283
Retained earnings (accumulated deficit)	110,944	111,257
Accumulated other comprehensive income (loss)	(281,193)	(278,100)
Total stockholders' equity	(256)	3,150
Total Stockholders' Equity and Liabilities	$57	$3,150
See accompanying notes to the financial statements are an integral part of these financial statements.

BSD SOFTWARE, INC.
(Formerly BSD Healthcare Industries, Inc.)
STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Revenues	$-	$-
Administrative expense	$313	$-
Net income (loss)	$(313)	$-

Basic earning (loss) per common share:	$(.00)	$(.00)
Basic weighted average common shares outstanding	8,698,436	2,421,066
See accompanying notes to the financial statements are an integral part of these financial statements.

BSD SOFTWARE, INC.
(Formerly BSD Healthcare Industries, Inc.)
STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2001 AND 2000

				Retained	Accumulated
			Addi-	Earnings	Other
	Common Stock		tional	(Accu-	Comprehensive
	Number		Paid-in	mulated	Income
	of Shares	Amount	Capital	Deficit)	Loss	Total
Balance, December 31, 1999	1,960,001	$1,960	$168,033	$111,257	$(234,375)	$46,875

Issued 6,750,000 shares of common stock	6,750,000	6,750	(6,750)
Unrealized loss on available-
for-sale securities					(43,725)	(43,725)
Balance, December 31, 2000	8,710,001	$8,710	$161,283	$111,257	$(278,100)	$3,150

Canelled 67,401 shares of
common stock	(67,401)	(67)	67
Issued 1,000 shares of
common stock	1,000	1	(1)
Net income (loss)				(313)		(313)
Unrealized loss on available-for
sale securities					(3,093)	(3,093)
Balance, December 31, 2001	8,643,600	$8,644	$161,349	$110,944	$(281,193)	$(256)
See accompanying notes to the financial statements are an integral part of these financial statements.

BSD SOFTWARE, INC.
(Formerly BSD Healthcare Industries, Inc.)
STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Operating activities:
Net income (loss)	$(313)	$-
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Changes in operating assets and liabilities
Due to officers	313	-
Net cash provided by operating activities	-	-
Investing activities:
Net cash provided by (used in) investing activities	-	-
Financing activities:
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-
Supplemental disclosure of cash flow data:
On December 6, 2000, the Company issued 6,750,000 shares of common stock to the Company's sole director and president. On October 29, 2001, the Company cancelled 67,401 outstanding shares of common stock. On December 3, 2001, the Company issued 1,000 shares of common stock for the benefit of the Company's sole director and president.
See accompanying notes to the financial statements are an integral part of these financial statements.

BSD SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
(Formerly BSD Healthcare Industries, Inc.)

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

On December 7, 1998, Comprehensive Medical Diagnostics, Inc. (formerly Coventry Industries Corp.) ("CMDI") issued shares of common stock to the stockholders of BSD and acquired 81.7% of the outstanding shares of common stock of BSD. The acquisition of BSD by CMDI had no effect on the accompanying financial statements of the Company.

After disappointing performances by RCSI and Subacute, on July 1, 1999, the Company's board of directors and stockholders approved the disposal of the Company's health care operations and the sale of RCSI and Subacute to two of the stockholders of CMDI (they also serve as officers and directors of CMDI).

The management of the Company intends to use BSD as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company.

On December 6, 2001, the Company changed its name to BSD Software, Inc.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business and the surviving entity’s ability to secure the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Note 2 - Summary of significant accounting policies:

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

Available-for-sale securities:

Equity securities are classified as "available-for-sale" as defined by SFAS No. 115. In accordance with that statement, they are reported at aggregate fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes, called "accumulated other comprehensive income (loss)."

Income taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company’s not having any material operations for the period ending December 31, 2001.

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

Diluted per share amounts have not been presented in the accompanying statements of operations because the Company did not have any securities or agreements during the years ended December 31, 2001 and 2000 that could have resulted in the issuance of additional common shares.

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

Note 3 – Stock transactions:

On December 6, 2000, the Company issued 6,750,000 shares of common stock to the Company’s sole director and president. On October 29, 2001, the Company cancelled 67,401 outstanding shares of common stock. On December 3, 2001, the Company issued 1,000 shares of common stock for the benefit of the Company’s sole director and president.

Note 4 – Comprehensive income:

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

On July 1, 1999, BSD acquired 75,000 (3,000 after the 1999 25 to 1 reverse stock split) shares of CMDI common stock in exchange for its stock in RCS (see Note 3.) This stock represents available-for-sale securities according to SFAS No. 115 and was valued at $281,250. The following is the comprehensive income for the years ended December 31:

	2001	2000

Accumulated other comprehensive
income (loss), beginning of year	$(278,100)	$(234,375)

Unrealized loss on available-for-
sale securities
(Value of CMDI: $57 for 2001
and $3,150 for 2000)	(3,093)	(43,725)

Accumulated other comprehensive
income (loss), end of year	$(281,193)	$(278,100)

Note 5 – Income taxes:

BSD has no income tax liability for the years ended December 31, 2001 and 2000, and there are no tax timing differences as of December 31, 2001 and 2000.

Note 6 – Fair value of financial instruments:

The Company's material financial instruments at December 31, 2001 and 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of available-for-sale securities. In the opinion of management, available-for-sale securities are being carried at their fair value.

Note 7 – Going Concern

The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.

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

(a) (1) Previous Independent Accountant

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

Business Experience of Principal. Our present management consists of Marc Baker, who serves as our president, sole executive officer, director and a control shareholder, owning 78% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experiences in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Some of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of target businesses and conducting negotiations for Business Combinations.

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2001. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. It has recently concluded an acquisition of less than 5% interest in an operating company and is negotiating to acquire an additional interest in this entity; and (vii) Mr. Baker was elected as a director of Optical Concepts of America, Inc., a non-operating, non-reporting public company during 2000. Following his election as a director, the sole officer and director resigned and Mr. Baker was issued 35,000,000 restricted shares at a subscription price of par value of $0.001 per share. None of these shares have been sold and Mr. Baker has funded the costs of professional accounting fees in order for Optical Concepts to complete the audit of its financial statements for 2000 and 2001. The costs of less than $5,000 funded by Mr. Baker for Optical Concepts have not been significant. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

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

Name of Officer/Director Forms Not Filed

Marc Baker                      Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker(1)	2001	0	0	0	1,000	0	0	0
Marc Baker, President and Chairman	2000	0	0	0	6,750,000	0	0	0

(1) Mr. Baker, our sole executive officer and director, commenced serving in such positions in July 2000. During 1999 and 1998,  we paid no executive compensation, because we lacked the cash flow and financial resources.  The Company has no employment agreement with Mr. Baker nor any arrangement to pay any compensation to Mr. Baker. Mr. Baker  was issued 6,750,000 restricted shares at par value in December 2000 and 1,000 restricted shares at par value in December 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our shares as of March 20, 2002, by each person owning more than 5% of our shares, our the directors and executive officers during 2001, and by all officers and directors at April 30, 2001, as a group (1 person).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Institute of Geriatric Research (2)	1,602,000	18.5%
Attn.: Simon Groner, Esq., 216 East 9th Street, Cincinnati, OH 45202
Marc Baker (3)	6,751,000	78.1%
2700 North 29th Avenue, Suite 305, Hollywood, FL 33020
All Officers and Directors as a Group (one person)	6,751,000	78.1%

(1) Based upon 8,643,600 shares issued and outstanding at March 22, 2002.

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

(3) Marc Baker became the Company’s president and sole director on June 28, 2000, be the consent of the sole directors of the Company at that date. The sole directors at that date were Messrs. Wilheim and Rosedale, who resigned their positions on July 17, 2000. Mr. Baker was issued 6,750,000 shares at par value in December 2000 in connection with his acquisition of control. Mr. Baker was also issued 1,000 shares of restricted common stock for services provided as an officer and director.

Change in Control

As disclosed above, we had a change in control with the resignations effective on July 17, 2000 by our executive officers and directors, Messrs. Wilheim, Hausman and Rosedale. Prior to their resignations, Mr. Marc Baker became our president and sole director on June 28, 2000 by the action and consent of our former directors. Mr. Baker was issued 6,750,000 shares or 78% of our total issued and outstanding shares, at par value, on December 6, 2000. See Note 3 to the Notes to Financial Statements. There is no voting agreement or arrangement between the Institute of Geriatric Research and Mr. Baker with respect to their shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not have any employment agreement with Mr. Baker. Mr. Baker paid certain of our expenses in the approximate amount of $15,375 from June 28, 2000 to the date of filing of this Form 10-KSB, principally for our accounting fees. In a transaction related to Mr. Baker's acquisition of control, we issued to Mr. Baker 6,750,000 restricted shares in December 2000 at par value.  We also issued 1,000 restricted shares to Mr. Baker in December 2001 for services as an officer and director. See also the discussion under Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" above and Note 3 to the Notes to Financial Statements. As a result of the issuance of the 6,750,000 shares to Mr. Baker, he has voting control as well as control of the board of directors and management.

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

(B) REPORTS ON FORM 8-K

On March 5, 2001, we filed a Current Report on Form 8-K with respect to Item 4, "Changes in Certifying Accountant". The Form 8-K is incorporated by reference herein. Also see the disclosure in Item 8, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD Software Inc.

Marc Baker, President, Chief Executive Officer
By: /s/ Marc Baker
Hollywood, FL
Dated: March 20, 2002