Form 10QSB
period 2002-03-31
BSD HEALTHCARE INDUSTRIES INC
filed 2002-05-10
CIK 1092976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-27075

                            BSD SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Florida                                     31-1586472
       (State of Organization)                           (I.R.S. Employer
                                                        Identification No.)

              2700 North 29 Avenue, Suite 305, Hollywood, FL 33020
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (954) 923-4438

                        BSD Healthcare Industries, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  [X]          No  [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

    The aggregate market value of the voting stock held by non-affiliates of the registrant is $11,361,600.

    Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

        8,643,600 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               BSD SOFTWARE, INC.

                                 BALANCE SHEETS

                                                             March 31,          December 31,

                                                               2002                 2001
                                                          --------------       --------------
                                                            (Unaudited)
ASSETS

     Available-for-sale securities                        $           30       $           57
                                                          --------------       --------------
          Totals                                          $           30       $           57
                                                          ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                     $        1,850       $            -
     Due to officer                                                4,213                  313
                                                          --------------       --------------
           Total current liabilities                               6,063                  313
                                                          --------------       --------------
           Total liabilities                                       6,063                  313
                                                          --------------       --------------

Stockholders' equity (deficit):
     Preferred stock, $.001 par value; 5,000,000
        shares authorized; none issued and outstanding
     Common stock, $.001 par value; 50,000,000
        shares authorized; 8,643,600 shares issued
        and outstanding                                            8,644                8,644
     Additional paid-in capital                                  161,349              161,349
     Retained earnings                                           105,194              110,944
     Accumulated other comprehensive income (loss)              (281,220)            (281,193)
                                                          --------------       --------------
           Total stockholders' equity (deficit)                   (6,033)                (256)
                                                          --------------       --------------
           Totals                                         $           30       $           57
                                                          ==============       ==============

                               BSD SOFTWARE, INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Three Months         Three Months
                                                              Ended                Ended
                                                          March 31, 2002       March 31, 2001
                                                          --------------       --------------

Revenue                                                   $            -       $            -

Operating expenses
     Administrative                                                 5750                    -
                                                          --------------       --------------

Income (loss) from operations                                     (5,750)                   -
                                                          --------------       --------------

Net income (loss)                                         $       (5,750)      $            -
                                                          ==============       ==============

Basic earning (loss) per common share                     $            -       $            -
                                                          ==============       ==============

Basic weighted average common shares outstanding               8,643,600            8,710,001
                                                          ==============       ==============

                               BSD SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months         Three Months
                                                              Ended                Ended
                                                          March 31, 2002       March 31, 2001
                                                          --------------       --------------

Operating activities:
     Net income                                           $       (5,750)      $            -
     Increase in accounts payable                                  1,850                    -
                                                          --------------       --------------
        Net cash provided by (used in operating activities        (3,900)                   -
                                                          --------------       --------------
Investing activities:

        Net cash provided by investing activities                      -                    -
                                                          --------------       --------------

Financing activities:
     Advances from officer                                         3,900                    -
                                                          --------------       --------------

        Net cash provided by financing activities                  3,900                    -
                                                          --------------       --------------

Net increase in cash and cash equivalents                              -                    -
Cash and cash equivalents, beginning of period                         -                    -
                                                          --------------       --------------

Cash and cash equivalents, end of period                  $            -       $            -
                                                          ==============       ==============

Supplemental disclosure of cash flow data:
        Interest paid                                     $            -       $            -
                                                          ==============       ==============
        Income tax paid                                   $            -       $            -
                                                          ==============       ==============

                               BSD Software, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.   Going Concern

     The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the
Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

Item 2. Management's Plan of Operation

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company"
mean BSD Healthcare Industries, Inc., a Florida corporation. We are a non-operating public company.

Forward-Looking Statements; Market Data
---------------------------------------

To the extent that we make any forward-looking statements in the "Management's
Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements.
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

During the three and nine-month periods ended September 30, 2001, we have generated no revenues from any business operations. Please read this Quarterly
Report together with our Form 10-KSB for the year ended December 31, 2001 filed with the SEC on March 22, 2002.

Overview
--------

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
---------------------

During the three-month period ended September 30, 2001, we had no business operations. We had also no revenues from operations during the nine-month periods ended September 30, 2001 and 2000. During the three month period ended
September 30, 2001, we had expenses of $313 and net loss of $313 from operations.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, our sole asset was available-for-sale securities valued at $78. The same securities were valued at $3,150 at December 31, 2000 based upon the closing bid price of the CMDI shares on such date. At September 30,
2001 we had $313 due to our officer compared to no liabilities at December 31,
2000. The change in stockholders' equity is the result of an unrealized loss in our available-for-sale securities. We also had no net cash provided from investing activities or financing activities during the nine month periods ended
September 30, 2001 or 2000.

During the period ended March 31, 2002, we did not identify any source of funding.

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

(b) Form 8-K.
During the quarter ended March 31, 2002, we did not file a Report on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. BSD Healthcare Industries, Inc.

By: /s/ Marc Baker
    --------------

Marc Baker, President and Director
Dated: May 3, 2002
Hollywood, FL