Form 10QSB
period 2002-06-30
BSD SOFTWARE INC
filed 2002-08-14
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Commission File No. 0-27075

BSD SOFTWARE, INC.

(Exact name of small business issuer in its charter)

FLORIDA	31-1586472

(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

433 Plaza Real, Suite 275, Boca Raton, FL 33432

(Address and principal executive offices)

(561) 962-4194

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]      No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,893,600 shares as of August 10, 2002.

Transitional Small Business Format: No

1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Registrant’s Financial Statements are filed herewith following the signature page.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

•	PLAN OF OPERATION

We are searching for a business combination. We have hired a new President and have issued shares to him which must be returned to the company if he does not meet certain employment and acquisition milestones. There can be no assurance that we will be successful in finding a suitable business combination. We are seeking to control our expenses during our search for an acquisition candidate.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

99.1	Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (B)  Reports on Form 8-K. None filed for the quarter ended June 30, 2002.

2

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSD SOFTWARE, INC.

August 10, 2002	By:	/s/JEFF SPANIER

Jeff Spanier, President (Principal
Executive, Financial and Accounting
Officer)

3

BDS SOFTWARE, INC.

BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Available-for-sale securities	$330	$57

Totals	$330	$57

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$—
Due to officer	8,536	313

Total current liabilities	8,536	313

Total liabilities	8,536	313

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 8,643,600 shares issued and outstanding	8,644	8,644
Additional paid-in capital	161,349	161,349
Retained earnings	102,721	110,944
Accumulated other comprehensive income (loss)	(280,920)	(281,193)

Total stockholders’ equity (deficit)	(8,206)	(256)

Totals	$330	$57

See Notes to Financial Statements.

BSD SOFTWARE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$—	$—	$—	$—
Operating Expenses	2,473	—	8,223	—

Net income (loss)	$(2,473)	$—	$(8,223)	$—

Basic and diluted earnings (loss) per common share	$(.00)	$—	$(.00)	$—

Basic and diluted weighted average common shares outstanding	8,643,600	8,710,000	8,643,600	8,710,000

See Notes to Financial Statements.

BSD SOFTWARE, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss)	$(8,223)	$—

Net cash provided by (used in) operating activities	(8,223)	—

Cash flows from investing activities:	—	—

Net cash provided by investing activities	—	—

Cash flows from financing activities:
Advances from officer	8,223	—

Net cash provided by (used in) financing activities	8,223	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of cash flow data:
Interest paid	$—	$—

Income tax paid	$—	$—

See Notes to Financial Statements.

BSD SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     1.     Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     3.     Subsequent Events

     On July 12, 2001, the Company elected a new director and president. On that same day, the Company cancelled the outgoing president’s 6,750,000 shares of common stock and issued 4,000,000 shares to the new president.