Form 10KSB/A
period 2001-12-31
BSD SOFTWARE INC
filed 2002-10-15
CIK 1092976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB-A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-27075

BSD Software, Inc.
(Name of Small Business Issuer in Its Charter)

Florida	31-1586472
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

433 Plaza Real, Suite 275, Boca Raton, FL	33432
(Address of Principal Executive Offices)	(Zip Code)

(561) 962-4194
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

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer on June 28, 2000. Since June 28, 2000 to December 31, 2001, Mr. Baker paid approximately $17,000 of our expenses which principally consisted of accounting fees. In December 2000, we issued to Mr. Baker a total of 6,750,000 restricted shares, or 78% of our issued and outstanding shares, at par value, for the purpose of gaining voting control, having become our sole officer and director in July 2000. The expenses paid by Mr. Baker were not accounted for as liabilities and was deemed by Mr. Baker as part of his cost of acquiring control. Also see the discussions under Part II, Item 6, "Management's Plan of Operation" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons" and Part II, Item 5 "Recent Sales of Unregistered Securities" below.

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

Mr. Baker has no written agreement with us to provide any interim financing for any period until we complete a Business Combination, if ever. Mr. Baker has paid approximately $17,000 of our expenses, principally for accounting fees, through December 31, 2001. Such payments were not paid through the Company and the payments have not been accounted for as a liability to Mr. Baker during any period. We will not achieve any revenues unless and until we conclude a Business Combination, of which there can be no assurance. Moreover, there can be no assurance that any Target Business, at the time of our consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

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

DEPENDENCE UPON SOLE EXECUTIVE OFFICER/DIRECTOR RELATING TO BLANK CHECK COMPANIES

Our ability to successfully effect a Business Combination will be largely dependent upon the efforts of our sole executive officer/director, Marc Baker, who is also the owner of 6,751,000 shares or 78% of our outstanding shares as a result of our issuance to Mr. Baker in December 2000 and December 2001. Notwithstanding our dependence upon the experience of our chief executive officer/sole director, we do not have an employment agreement with Mr. Baker, or any other person, nor have we obtained any "key man" life insurance for our benefit. Since his appointment as a director and sole executive officer by our prior management on June 28, 2000 and through December 31, 2001, Mr. Baker has paid approximately $17,000 of our expenses, principally for our accounting fees. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" for information concerning Mr. Baker's payment of our expenses and his negotiations related to professional fees in the forms of restricted shares to third parties, in amounts that have not been determined. The loss of the services of Mr. Baker prior to any Business Combination could have a material adverse effect on our ability to successfully achieve our business objectives. Mr. Baker is not required to commit a substantial amount of his time to our affairs and, accordingly, he may have a conflict of interest in allocating management time among various business activities. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to carry out our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Our executive officer/director has substantial experience in negotiating and completing Business Combinations involving non-operating companies with operating companies. We will rely upon the expertise of Mr. Baker and we do not anticipate that we will hire additional personnel unless and until a Business Combination is concluded. However, if additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

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

ADDITIONAL FINANCING REQUIREMENTS

Because we have had no revenues since our sale of RCS and RCSS, and have no present operations, we will be entirely dependent upon the willingness of our present management to fund any costs associated with the search, evaluation and consummation of a Business Combination, as well as, paying for the legal and accounting costs associated with filing the required reports under the Exchange Act. Since June 28, 2000 Mr. Baker has paid expenses of approximately $17,000 related principally for our accounting expenses. Mr. Baker does not have any agreement in writing with us to pay our expenses and we have not accounted for such payments as a liability. We have been informed that Mr. Baker has treated such payments of our expenses as a cost of acquisition of control.  In addition, Mr. Baker  is negotiating with our attorney and certain third parties for payment for services in shares in connection with the preparation and filing of our registration statements and amendments on Form 10-SB/12g/A and our Annual and Quarterly Reports due under the Exchange Act in order for us to become current in our reporting obligations. The amount of the legal and related consulting fees has not been determined at the date of the filing of this  Form 10-KSB, but we expect to be able to pay such fees and expense in our restricted shares. Reference is made to Item 6, "Management's Plan of Operation - Liquidity and Capital Resources" regarding the likelihood of issuing restricted shares for services in connection with a Business Combination. In fact, we are dependent upon the willingness of such third parties to provide services to us in consideration for our agreement to issue shares in lieu of cash compensation, in amounts to be determined, because we will not achieve any revenues until, at the earliest, the consummation of a Business Combination. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting fees and other miscellaneous expenses that may be required until we effect a Business Combination. However, as we have not yet identified any prospective Target Business candidates, we cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that our available resources from Mr. Baker prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to consummate a Business Combination or continued development or growth of the Target Business. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
12/6/00	Common	6,750,000 shares	Marc Baker(1)	Pursuant to Acquisition of Control, at par value
12/03/01	Common	1,000 shares	Marc Baker	For services as officer and director provided to the Company
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
(iv) During the Company's fiscal year ended December 31, 1998 and through the date of the Company's Annual Report on Form 10-KSB, the Company has had no disagreements with its former accountants, J.H. Cohn, L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report on the financial statements of the Company for its year ended December 31, 1998.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our shares as of March 20, 2002, by each person owning more than 5% of our shares, our the directors and executive officers during 2001, and by all officers and directors at March 20, 2002, as a group (1 person).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Marc Baker (2)	6,751,000	78.1%
2700 North 29th Avenue, Suite 305, Hollywood, FL 33020
All Officers and Directors as a Group (one person)	6,751,000	78.1%

(1) Based upon 8,643,600 shares issued and outstanding at March 22, 2002.
(2) Marc Baker became the Company’s president and sole director on June 28, 2000, be the consent of the sole directors of the Company at that date. The sole directors at that date were Messrs. Wilheim and Rosedale, who resigned their positions on July 17, 2000. Mr. Baker was issued 6,750,000 shares at par value in December 2000 in connection with his acquisition of control. Mr. Baker was also issued 1,000 shares of restricted common stock for services provided as an officer and director.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not have any employment agreement with Mr. Baker. Mr. Baker paid certain of our expenses in the approximate amount of $15,375 from June 28, 2000 through December 31, 2001, principally for our accounting fees. In a transaction related to Mr. Baker's acquisition of control, we issued to Mr. Baker 6,750,000 restricted shares in December 2000 at par value.  We also issued 1,000 restricted shares to Mr. Baker in December 2001 for services as an officer and director. See also the discussion under Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" above and Note 3 to the Notes to Financial Statements. As a result of the issuance of the 6,750,000 shares to Mr. Baker, he has voting control as well as control of the board of directors and management.

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

BSD Software Inc.

Jeff Spanier, Chief Executive Officer and Chief Financial Officer
By: /s/ Jeff Spanierr
Boca Raton, FL
Dated: October 11, 2002