Form 10QSB
period 2002-09-30
BSD SOFTWARE INC
filed 2002-11-18
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Commission File No. 0-27075


                               BSD SOFTWARE, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


             FLORIDA                                       31-1586472
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                 433 Plaza Real, Suite 275, Boca Raton, FL 33432
                 -----------------------------------------------
                    (Address and principal executive offices)


                                 (561) 962-4194
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,123,251 shares as of November 15, 2002.

Transitional Small Business Format: No

                                TABLE OF CONTENTS
                                -----------------

PART I   FINANCIAL INFORMATION

Item 1   Balance Sheets at September 30, 2002 and December 31, 2001
         (unaudited for September 30, 2001 period) .......................    1

         Statements of Operations for the nine months ended September
         30, 2002 and 2001 (unaudited) and for the three months ended
         September 30, 2002 and 2001 (unaudited) .........................    2

         Statements of Cash Flows for the nine months ended September 30,
         2002 and 2001 (unaudited) .......................................    3

         Notes to Unaudited Financial Statements .........................    4

Item 2   Management's Discussion and Analysis or Plan of Operation .......    5

Item 3   Controls and Procedures .........................................    6

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K ................................    7

         Signature .......................................................    8
         Certification ...................................................    9
         Exhibit 99 ......................................................   11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   BSD SOFTWARE, INC.
                                     BALANCE SHEETS


                                                              September 30,  December 31,
                                                                  2002           2001
                                                               ----------     ----------
                                                               (Unaudited)
ASSETS

Current assets:
     Available-for-sale securities                             $      405     $       57
                                                               ----------     ----------

          Totals                                               $      405     $       57
                                                               ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                                          $    2,216     $       --
     Due to officer                                                    --            313
                                                               ----------     ----------

          Total current liabilities                                 2,216            313
                                                               ----------     ----------

          Total liabilities                                         2,216            313
                                                               ----------     ----------

Stockholders' equity (deficit):
     Preferred stock, $.001 par value; 5,000,000 shares
        authorized; none issued and outstanding
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 5,893,600 shares issued and outstanding
        for 2002 and 8,643,600 shares issued and outstanding
        for 2001                                                    5,894          8,644
     Additional paid-in capital                                   214,912        161,349
     Retained earnings                                             58,228        110,944
     Accumulated other comprehensive income (loss)               (280,845)      (281,193)
                                                               ----------     ----------

          Total stockholders' equity (deficit)                     (1,811)          (256)
                                                               ----------     ----------

          Totals                                               $      405     $       57
                                                               ==========     ==========


                       See Notes to Financial Statements.

                                     BSD SOFTWARE, INC.
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                      Three Months Ended             Nine Months Ended
                                         September 30,                 September 30,
                                      2002           2001           2002           2001
                                  -----------    -----------    -----------    -----------

Revenues                          $        --    $        --    $        --    $        --

Operating Expenses:
Officer stock compensation             40,000             --         40,000             --
Administrative                          4,493            313         12,716            313
                                  -----------    -----------    -----------    -----------
Total operating expenses               44,493            313         52,716            313
                                  -----------    -----------    -----------    -----------

Net income (loss)                 $   (44,493)   $      (313)   $   (52,716)   $      (313)
                                  ===========    ===========    ===========    ===========

Basic earnings (loss) per         $      (.01)   $      (.00)   $      (.01)   $      (.00)
  common share                    ===========    ===========    ===========    ===========

Basic weighted average common
  shares outstanding                6,252,296      8,710,000      7,837,739      8,710,000
                                  ===========    ===========    ===========    ===========


                       See Notes to Financial Statements.

                                      BSD SOFTWARE, INC.
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                               Nine Months       Nine Months
                                                                  Ended            Ended
                                                              Sept. 30, 2002   Sept. 30, 2001
                                                              --------------   --------------

Operating activities:
     Net income (loss)                                          $  (52,716)      $     (313)
     Officer stock compensation                                     40,000               --
     Increase in accounts payable                                    2,216               --
     Increase (decrease) in due to officer                            (313)             313
                                                                ----------       ----------

          Net cash provided by (used in) operating activities      (10,813)              --
                                                                ----------       ----------

Investing activities:                                                   --               --

          Net cash provided by investing activities                     --               --
                                                                ----------       ----------

Financing activities:
     Expense payments contributed by officers                       10,813               --
                                                                ----------       ----------

          Net cash provided by (used in) financing
             activities                                                 --               --
                                                                ----------       ----------

Net increase in cash and cash equivalents                               --               --
Cash and cash equivalents, beginning of period                          --               --
                                                                ----------       ----------

Cash and cash equivalents, end of period                        $       --       $       --
                                                                ==========       ==========

Supplemental disclosure of cash flow data:
     Interest paid                                              $       --       $       --
                                                                ==========       ==========
     Income tax paid                                            $       --       $       --
                                                                ==========       ==========

Supplemental disclosure of noncash transactions:
On July 12, 2002, the Company cancelled the outgoing president's 6,750,000 shares of common stock and issued 4,000,000 shares to the new president as compensation.

                               BSD SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3.       Stock Transactions

On July 12, 2002, the Company elected a new director and president. On that same day, the Company cancelled the outgoing president's 6,750,000 shares of common stock and issued 4,000,000 shares to the new president, as compensation of $40,000. This transaction was described in the SEC Form 8-K filed on July 12, 2002.

4.       Subsequent Events

The Company entered into a Share Exchange Agreement, dated October 23, 2002 (the "Agreement"), among the Company, Triton Global Business Services, Inc., a Canadian corporation ("Triton"), and four stockholders of Triton (the "Shareholders"). The Shareholders owned approximately 90% of the outstanding shares of common stock (the "Triton Common Stock") of Triton.

Pursuant to the Agreement, as of November 4, 2002, the Shareholders exchanged all of their shares of Triton Common Stock for an aggregate of 26,613,891 shares of common stock of the Company. In addition, an aggregate of 1,615,760 shares of common stock were issued to certain persons, principally shareholders of the Company who owned common stock of the Company prior to the share exchange contemplated by the Agreement. As a result, Triton became a majority-owned subsidiary of the Company and the Shareholders became the holders of 88.3% of the 30,123,251 shares of common stock which were then issued and outstanding.

In connection with the share exchange, the Company's president resigned as an officer and remained a director of the Company. In addition, the former president surrendered 4,000,000 shares of common stock, constituting 67.9% of the Common Stock which was issued and outstanding prior to the share exchange.

The Company reported this transaction in a Current Report on Form 8-K dated November 4, 2002.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company was inactive during the quarter ended September 30, 2002. Accordingly, management believes that comparison between the results of operations for the current period and prior periods would not be meaningful.

In November 2002, the Company acquired approximately 90% of the outstanding common stock of Triton Global Business Services, Inc., a Canadian corporation ("Triton"). Through its wholly-owned subsidiary, Triton Global Communications, Inc. ("Triton Global"), Triton is a provider of billing, clearinghouse and information management services to the telecommunications industry.

Liquidity And Capital Resources

As of September 30, 2002, the Company had no appreciable liquid assets.

The Company is in active negotiations with several parties to raise additional capital. Management believes that equity financing would most likely serve as the source of such additional capital. Any such equity financing would be expected to result in dilution to the holders of the Company's common stock. The Company could also seek to finance such expenses through debt financing. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt, will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to curtail its operations. Any such curtailment would have a material adverse effect on the Company's business and results of operations.

Forward Looking Statements

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.


ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, through the officer who is both the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)      Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K. None filed for the quarter ended September 30,
         2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BSD SOFTWARE, INC.

November 17, 2002                      By: /s/ GUY FIETZ
                                           -------------------------------------
                                           Guy Fietz, President (Principal
                                           Executive, Financial and Accounting
                                           Officer)

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER
         PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Guy Fietz, the Principal Executive and Financial Officer of BSD Software, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 17, 2002               /s/ GUY FIETZ
                                       -----------------------------------------
                                       Guy Fietz
                                       Chief Executive and Financial Officer