Form 10QSB
period 2003-01-31
BSD SOFTWARE INC
filed 2003-05-23
CIK 1092976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Three Months Ended January 31, 2003


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934


                               BSD SOFTWARE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
--------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                     0-27075
--------------------------------------------------------------------------------
                          (Commission File No.)

                                    1-1586472
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

                                   SUITE 300E
                            8500 MACLEOD TRAIL, S. E.
                                CALGARY, ALBERTA
                                 CANADA T2H 2N1
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 257-7090
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

              The registrant changed its fiscal year to July 31 since the filing of its last report.

   Check whether the registrant (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [X]

                       As of January 31, 2003, there were
                      35,756,029 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF


                               BSD SOFTWARE, INC.
                    SIX MONTH PERIOD ENDED JANUARY 31, 2003
                                  (UNAUDITED)


BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet

January 31, 2003
(Unaudited)

-------------------------------------------------------------------------------------------
(U.S. dollars) 2003
-------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                               $          59,475
     Short-term investments (note 11)                                              29,979
     Accounts receivable                                                          571,226
     Income taxes recoverable                                                      29,067
     Prepaid expenses                                                              66,890
------------------------------------------------------------------------------------------
                                                                                  756,637

Property, plant and equipment (note 5)                                          1,205,907

-----------------------------------------------------------------------------------------
                                                                        $       1,962,544
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
    Accounts payable and accrued liabilities                            $       2,170,461
    Shareholder loans (note 6)                                                    160,977
    Due to Guy Fietz (note 7)                                                     338,194
    Due to Wayside Solutions Inc. (note 8)                                        713,193
    Advances from investors  (note 9)                                             826,280
    Promissory note payable (note 10)                                             295,167
------------------------------------------------------------------------------------------
                                                                                4,504,272
Stockholders' deficiency:
    Share capital (note 12):
        Authorized:
         Preferred stock 5,000,000 shares at
           $.001 par value
         Common stock 50,000,000 shares at
           $.001 par value
       Issued and outstanding:
         35,756,029 common shares                                                  35,756
        Additional paid-in capital                                              1,837,653
    Deficit                                                                   (4,341,946)
    Accumulated other comprehensive income                                       (73,191)
-----------------------------------------------------------------------------------------
                                                                              (2,541,728)

-----------------------------------------------------------------------------------------
                                                                        $       1,962,544
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

On behalf of the Board:
                                                 Director
--------------------------------------------


                                                 Director
--------------------------------------------

                                      F-2



BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit

Period ended January 31, 2003
(Unaudited)

-----------------------------------------------------------------------------------------------------------------
(U.S. dollars) Six months Three months
---------------------------------------------------------------------------------------------------------------


Revenue                                                                      $     849,565           $  849,201

Cost of goods sold                                                                 799,656              799,656
---------------------------------------------------------------------------------------------------------------
                                                                                    49,909               49,545

Expenses:
      Administration                                                               218,380              195,529
      Professional Fees                                                             71,290               69,142
      Rent                                                                          18,166               18,166
      Payroll                                                                      287,785              287,785
      Amortization                                                                  23,843               23,843
---------------------------------------------------------------------------------------------------------------
                                                                                   619,464              594,465

---------------------------------------------------------------------------------------------------------------
Net loss before the following                                                    (569,555)            (544,920)

Reduction in carrying value of goodwill                                          2,611,679              322,088

----------------------------------------------------------------------------------------------------------------
Net loss                                                                       (3,181,234)            (867,008)

Deficit, beginning of period                                                   (1,160,712)          (3,474,938)

----------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                   $     (4,341,946)      $   (4,341,946)
----------------------------------------------------------------------------------------------------------------

Basic and fully diluted loss per share                                   $          (0.20)      $        (0.03)
----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                             15,827,159           31,654,319
----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.


                                      F-3



BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows

Six month period ended January 31, 2003
(Unaudited)

----------------------------------------------------------------------------------------------------------
(U.S. dollars) 2003
----------------------------------------------------------------------------------------------------------

Cash flows from (used in):

Operations:
    Net loss                                                                                $        (3,181,234)
    Items not involving cash:
        Reduction in carrying value of goodwill                                                       2,611,679
        Amortization                                                                                     23,716
    Change in non-cash operating working capital:
        Accounts receivable                                                                             214,305
        Income taxes recoverable                                                                          (688)
        Short term investments                                                                           24,599
        Prepaid expenses                                                                                (5,440)
        Accounts payable and accrued liabilities                                                        201,457
----------------------------------------------------------------------------------------------------------------
                                                                                                      (111,606)

Financing:
    Increase in shareholder loans                                                                       160,976
    Decrease in due to Guy Fietz                                                                       (46,028)
    Increase in due to Wayside Solutions Inc.                                                           381,541
    Increase in advances from investors                                                                 512,287
    Decrease in promissory note payable                                                               (159,645)
    Issue of share capital                                                                              (8,949)
    Share issue costs                                                                                  (48,317)
---------------------------------------------------------------------------------------------------------------
                                                                                                        791,865

Investing:
    Purchase of property, plant and equipment                                                          (58,542)
    Cash acquired upon acquisition of Triton Global
      Communications Inc.                                                                               155,690
    Advances to Triton Global Communications Inc.
      prior to acquisition                                                                            (487,411)
    Investment acquisition costs                                                                      (230,521)
---------------------------------------------------------------------------------------------------------------
                                                                                                      (620,784)

---------------------------------------------------------------------------------------------------------------
Increase in cash position                                                                                59,475

Cash position, beginning of period                                                                          -

---------------------------------------------------------------------------------------------------------------
Cash position, end of period                                                                  $          59,475
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.



BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements

Six month period ended January 31, 2003
(Unaudited) (U.S. dollars)
------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION:

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Triton Global Business Services Inc. audited financial statements on Form 10-KSB for the period ended July 31, 2002 (see note 4). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003.

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


2.    GOING CONCERN:

      These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that BSD Software, Inc. (the "Company") will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency during the period.

      The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. Subsequent to July 31, 2002, management has taken actions to reduce operating losses and is in the process of securing additional financing.

      The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these interim financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond July 31, 2003.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)

-------------------------------------------------------------------------------



      The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


3.    SIGNIFICANT ACCOUNTING POLICIES:

      (a) Property, plant and equipment:

           Property, plant and equipment are stated at cost. Amortization is provided using the following methods and annual rates:

-------------------------------------------------------------------------------
           Asset                                        Method            Rate
-------------------------------------------------------------------------------

           Office furniture and equipment    Declining balance             20%
           Computer equipment                Declining balance             30%
           Computer software                 Declining balance            100%
           Leasehold improvements                Straight line         5 years

-------------------------------------------------------------------------------

      (b) Principles of consolidation:

           The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002 (note 4). As a result BSD changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to January 31, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.

      (c) Translation of foreign currency:

           The functional currency of the operations is the Canadian dollar. The financial statements are reported in United States dollars and are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses. Resulting exchange differences are accumulated as a component of comprehensive income
           (loss).

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)

------------------------------------------------------------------------------



      (d) Revenue recognition:

           Revenue is recognized at the time that calls are transferred to the clearing house for billing to customers. Provisions are recorded for management's estimate of calls which cannot be billed or collected.

      (e) Short-term investments:

           Short term investments consist of term deposits and are stated at market value.

      (f) Earnings (loss) per common share:

           Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted average number of BSD Software, Inc. common shares outstanding during the period. Diluted earnings
           (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of options, warrants and similar instruments.


4. CHANGE IN CONTROL AND ACQUISITIONS:

      The Company entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry. Pursuant to the Agreement, on
      November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

      As  a  result  of  these  transactions,   TGBSI  became  a  majority-owned
      subsidiary of the Company and the TGBSI Shareholders became the holders of 88.3% of the 30,123,251 common shares of the Company.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)

--------------------------------------------------------------------------------



      In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of the Company, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

      The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 32,593,600 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 89.2% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002.

      As the TGBSI Shareholders ultimately control BSD Software, Inc. ("BSD"), TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

      Investments and marketable securities                        $      404
      Accounts payable and accrued liabilities                        (2,040)

------------------------------------------------------------------------------
      Working capital deficiency assumed                           $  (1,636)
------------------------------------------------------------------------------

      The above deficiency has been charged to the Company's deficit account and the financial statements reflect the financial position and results of TGBSI from the date of its incorporation on May 28, 2002 forward.
      Additional paid-in capital reflects the increase in share capital attributable to the carrying value of TGBSI's share capital. The continuity of BSD's issued share capital is outlined in note 12.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)

-------------------------------------------------------------------------------


      TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

      Net deficiency acquired:

      Current liabilities                                  $    2,655,306
      Current assets                                           (1,008,743)
      Property, plant and equipment                            (1,171,081)
---------------------------------------------------------------------------
                                                                   475,482
      Consideration paid:

      Note payable to Guy Fietz                                    401,250
      Shares of TGBSI issued                                     1,248,750
      Acquisition costs                                            486,197
---------------------------------------------------------------------------
      Goodwill upon acquisition of TGCI                  $       2,611,679
---------------------------------------------------------------------------

      $255,676 of the above acquisition costs are included in accounts payable at the period end. Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

      Although the Company currently owns only 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $85,652, the full 100% of operating results will be reported with no off-setting minority interest.


5. PROPERTY, PLANT AND EQUIPMENT:

--------------------------------------------------------------------------------
                                                                            2003
--------------------------------------------------------------------------------
                                           Cost        Accumulated      Net book
                                      Net book        amortization         value
--------------------------------------------------------------------------------

Office furniture and equipment      $    110,897      $   21,400     $   89,497
Computer equipment                       234,049          31,066        202,983
Computer software                        942,672          37,987        904,685
Leasehold improvements                    12,489           3,747          8,742

--------------------------------------------------------------------------------
                                    $  1,300,107      $   94,200     $1,205,907
--------------------------------------------------------------------------------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)

-------------------------------------------------------------------------------



6.    SHAREHOLDER LOANS:

      Amounts due to shareholders bear interest at 8% per annum and are due on demand.


7.    DUE TO GUY FIETZ:

      Amounts due to Guy Fietz, a shareholder, bear interest at 10% per annum and are due on demand.


8.    DUE TO WAYSIDE SOLUTIONS INC.:

      Amounts due to Wayside Solutions Inc., a company owned in part by the President of TGBSI, bear interest at 10% per annum and are due on demand.


9.    ADVANCES FROM INVESTORS:

      The Company has received $826,280 from investors for the purchase of 535,162 common shares of TGBSI. The Company is in the process of finalizing the issue of the related share capital (note 4).


10.   PROMISSORY NOTE PAYABLE:

      The Company borrowed $295,167 from a third party supplier in exchange for a promissory note. The note is payable on demand, bears interest at 9% per annum, and also has the guarantee of a shareholder pledged as collateral.


11.   GUARANTEE:

      On June 4, 2002 the Company signed a letter of guarantee for $29,979 in favour of BCE Nexxia. The expiry date of the letter of guarantee is June 4, 2003. The Company's short term investments have been pledged as collateral for this guarantee and are restricted in use for this purpose.


12.   SHARE CAPITAL:

      The authorized common shares consist of 50,000,000 shares at $.001 par value.

      The following reflects the number of issued common shares at that their stated capital of $0.001 per share.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements (continued)

Six month period ended January 31, 2003
(Unaudited)



                                                         Share Price      Number of Shares  Paid-up capital
----------------------------------------------------------------------------------------------------------


      Balance, beginning of period                            $        -       1,893,600   $   1,894

      Issued to TGBSI shareholders (note 4)                        0.001      26,613,891      26,614

      Issued to BSD shareholders (note 4)                          0.001       1,615,760       1,616

      Issued shares after November 4, 2002                         0.001       5,632,778       5,632

-----------------------------------------------------------------------------------------------------
                                                                              35,756,029  $    35,756
-----------------------------------------------------------------------------------------------------

      The additional paid-in capital of these shares is $1,837,653, which includes a charge for share issue costs of $48,317 and reflects the incremental carrying value of TGBSI's share capital as the acquiror corporation in the transactions explained in note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         BSD Software entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of BSD Software at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of BSD Software, who owned shares of BSD Software prior to the share exchange.

         As a result of these transactions, TGBSI became a majority-owned subsidiary of BSD Software and the TGBSI Shareholders became the holders of 88.3% of the 30,123,251 common shares of BSD Software.

         In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of BSD Software, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

         The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of BSD Software. As a result, after such additional exchange a total of 32,593,600 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 89.2% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to BSD Software for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As the TGBSI Shareholders ultimately control BSD Software, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

          Investments and marketable securities                  $      404
          Accounts payable and accrued liabilities                   (2,040)
                                                                 -----------
          Working capital deficiency assumed                     $   (1,636)
                                                                 ===========

         The above deficiency has been charged to BSD Software's deficit account and the financial statements reflect the financial position and results of TGBSI from the date of its incorporation on May 28, 2002 forward. Additional paid-in capital reflects the increase in share capital attributable to the carrying value of TGBSI's share capital. The continuity of BSD's issued share capital is outlined in note 12 to the financial statements.

        TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

           NET DEFICIENCY ACQUIRED:
             Current liabilities                                $  2,655,306
             Current assets                                      (1,008,743)
             Property, plant and equipment                       (1,171,081)
                                                                     475,482
           CONSIDERATION PAID:
             Note payable to Guy Fietz                               401,250
             Shares of TGBSI issued                                1,248,750
             Acquisition costs                                       486,197
             Goodwill upon acquisition of TGCI                   $ 2,611,679

         Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

         Although BSD Software currently owns only 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $85,652, the full 100% of operating results will be reported with no off-setting minority interest.

BACKGROUND OF TRITON

         Triton was incorporated in April 1998 as a next generation Internet Protocol (IP) enabled provider of live and automated operator calling services, e-Business support, billing and clearinghouse functions and information management services to telecommunications, internet and e-business service providers.

         Triton was the first fully implemented alternate billing agent within the Local Exchange Carriers (LEC's) billing system in Canada. The company's vision is to continue expanding its "live" and "automated" operator service capability focusing on making emerging web based information and transaction services easier to access and pay for.

         Triton has strategically aligned itself to provide globally accessible products, coupled with sophisticated proprietary technology, allowing it to offer this global marketplace fully-integrated or unbundled solutions. The future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services increasing market penetration.

         Triton's technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscription services and e-Commerce transactions and place the charges on the billing medium of the end users choice.


PRODUCTS AND SERVICES

         Triton has sophisticated proprietary software and hardware services that are capable of processing unlimited call records every month for telecommunications companies worldwide. They track and process bills for a wide range of services, from local and long distance operator services as well as paging, voice mail, caller ID, phone cards and other "ease of access", 0+Plus dialing solutions. Triton has also developed "flat-fee" billing solutions that will benefit Internet content and service providers. With the addition of services for the Internet community, Triton has moved to meeting the needs of an even broader range of communications companies.

         The following is a list of Triton's product offerings:

         LIVE AND AUTOMATED OPERATOR/AGENT SERVICES

o        Global and Domestic Origination

     -    Wireline and Wireless Carriers

     -    Hospitality Providers

     -    Payphone Providers

     -    Language Services

o        Directory Assistance

     -    North America

     -    International

     -    Enhanced Information Services

o        Pre and Post Paid Cards

     -    Global and Domestic

     -    Loyalty and Affinity Marketing Programs

o        E-Business Support Services

     -    E-Commerce Transaction Support

     -    Click To Talk(TM)" Web-Based Voice RoutiNG

     -    Call Centre "ASP" Solutions

BILLING SERVICES

o        North American Local Exchange Carrier (LEC) Billing

o        Online Subscription Based Billing

o        Web-Based Transaction Billing (e-Commerce)

         Triton provides comprehensive billing and collection programs that help inter-exchange carriers, operator service providers, and other telecommunications providers' reach thousands of telecommunications consumers. Triton acts as an agent for many Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) across the nation. Throughout their billing and collection programs, they have the ability to bill for an array of telecommunications services on a customer's local telephone bill.


STRATEGIC TECHNOLOGY ALLIANCES

         Triton has developed and secured several strategic alliances within the industry that are key to the successful service and maintenance of its client support systems and the delivery of advanced features.


NEXT GENERATION INTERNET PROTOCOL (IP) ENABLED OPERATOR SERVICES PLATFORM

         The platform is a multimedia, multi-channel call center system that goes far beyond the capabilities of traditional call center technology. It supports not only voice telephone calls, but also live multimedia communication sessions via the Internet. It manages and distributes not only live calls, but also messages, including voice, fax, and e-mail messages. It also supports remote agents and multiple site operation transparently via a managed IP WAN. Agents are location-independent, and multiple call center sites can be managed as a single entity capable of distributing calls to any agent in any site or location.

         Based upon the incoming characteristics of a call, the system determines what application is used to process the call and the Carrier for that application. For example, the application may be Enhanced Operator Services or Prepaid whereas the Carrier defines characteristics of that application such as branding information, rating information, and validation rules.

         This platform and software provides Triton with unique capabilities to launch web-based services as well as support for traditional telephony including collect, third party and calling card supported calls.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2003

         Financial statements for the comparable period in the prior year have not been provided because the acquiror corporation was not incorporated until May 2002.


         REVENUE

         We had revenue of $849,565 for the six months ended January 31, 2003. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

        EXPENSES

         For the six months ended January 31, 2003, we had total expenses of $619,464. Total expenses are comprised of the following items:

                                                                SIX MONTHS
                                                                   ENDED
                                                                JANUARY 31,
                                DESCRIPTION                        2003
                                ------------------------------ ---------------
                                Administration                     $  218,380
                                Professional Fees                      71,290
                                Rent                                   18,166
                                Payroll                               287,785
                                Amortization                           23,843
                                                                  -----------
                                TOTAL                              $  619,464
                                                                  ===========

        Administration expenses consist primarily of bank charges and interest of $67,650, travel and entertainment of $59,944, miscellaneous office expenses of $27,151, utilities of $26,714 and repairs of $17,601. Professional fees consist of primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 12 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.


         REDUCTION IN CARRYING VALUE OF GOODWILL

         We recorded $2,611,679 of goodwill in connection with the acquisition of Triton Global Business Services in October 2002. Goodwill represents the amount by which the purchase price of Triton exceeds the net tangible book value of Triton. During the period, we wrote off and charged to operations the entire amount of goodwill due to the impairment associated with losses experienced through our activities in the international operator services market and the current working capital deficiency.


         NET LOSS

         The items specified above resulted in a net loss of $3,181,234 for the six months ended January 31, 2003. Of that total, $2,611,679 was related to the write off of the goodwill associated with the acquisition of Triton.


CRITICAL ACCOUNTING POLICIES


         PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. As a result BSD changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to January 31, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.


         GOING CONCERN

         These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that BSD Software, Inc. (the "Company") will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because BSD Software has experienced operating losses and a significant working capital deficiency during the period.

         BSD Software's ability to continue as a going concern is dependent upon management's ability to raise additional financing. Subsequent to July 31, 2002, management has taken actions to reduce operating losses and is in the process of securing additional financing.

         The ability of BSD Software to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these interim financial statements. There is no certainty that these and other strategies will be sufficient to permit BSD Software to continue beyond July 31, 2003.

         The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2003, we had cash and cash equivalents of $89,454. Of that total, $29,979 is restricted cash that has been pledged to as collateral for a guarantee granted to BCE Nexxia. Historically, we have met our cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, as well as loans from the former stockholders of Triton. At January 31, 2003, we had negative working capital of $3,747,635, which means that our current liabilities exceeded our current assets by $3,747,635 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consists of cash and cash equivalents of $89,454, accounts receivable of $571,226, income taxes recoverable of $29,067 and prepaid expenses of $66,890. Current liabilities consisted of accounts payable and accrued liabilities of $2,170,461, shareholder loans of $499,171, advances to Wayside Solutions of $713,193, advances from investors of $826,280 and promissory note payable of $295,167.

         We anticipate that our cash needs over the next 12 months consist of general working capital needs of $900,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of our current liabilities of $4,504,272. Of the total current liabilities, we expect that $826,280 of advances from investors and a portion of the shareholder loans will be satisfied by converting into equity. In addition, approximately $408,635 of the accounts payable is owed to suppliers of our platform, which amounts are not due until the platform is completed. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans. We will need to curtail operations or liquidate assets in order to continue operations beyond July 31, 2003, unless we raise substantial capital from the sale of securities prior to that date.

         Currently, BSD Software is in the process of attempting to obtain financing from alternate sources. If financing from these sources is not obtained within the required time frame, it may be necessary to curtail operations or liquidate assets. On March 20, 2003, we entered into two letters of intent to raise cash from the sale of securities pursuant to an equity line of credit and convertible debenture. With respect to the equity line, the investor has agreed to fund us up to $10 million from time to time over 24 months after we have registered the resale of the common stock to be purchased under the equity line of credit. Under the equity line, we may request advances of $420,000 every 30-days, with a maximum of $140,000 per advance. The purchase price of the common stock to be issued under the equity will be equal to 95% of the lowest closing bid price of our common stock during the 5 trading days preceding an advance notice. We have agreed to pay the investor 5% of each advance, as well as a one-time commitment fee equal to $400,000, payable by the issuance of common stock at the closing bid price on the date the transaction is closed. With respect to the debentures, the investor has agreed to fund us $500,000. The debentures are convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date, whichever is higher, or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

         Net Cash From (Used In) Operations. Net cash used in operations was $111,606 for the six months ended January 31, 2003. The use of cash by operations was principally the result of the $3,181,234 net loss, which was partially offset by the reduction in carrying value of goodwill, a reduction of accounts receivable of $214,305 and an increase in accounts payable of $201,457.

         Net Cash From (Used In) Financing. Net cash from financing was $791,865 for the six months ended January 31, 2003. Cash from financing was principally the result of an increase in shareholder loans of $160,976, an increase in due to Wayside Solutions of $381,541 and an increase in advances from investors of $512,287. These items were partially offset by a decrease in due to Guy Fietz of $46,028, a decrease in promissory notes payable of $159,645 and share issuance costs of $48,317. Wayside Solutions is an entity in which Blair McInnes has a part ownership interest. Blair McInnes is the President of TGBSI. Guy Fietz is the Executive Vice President of Triton.

         Net Cash From (Used In) Investing. Net cash used in investing was $620,784 for the six months ended January 31, 2003. Cash used in investing was principally the result of the purchase of property, plant and equipment of $58,542, advances to Triton prior to acquisition of $487,411 and investment acquisition costs of $230,521.


ITEM 3.  CONTROLS AND PROCEDURES

         Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.



                                     PART II
                                OTHER INFORMATION

         The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of BSD Software and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".


ITEM 1.  LEGAL PROCEEDINGS

         BSD Software or its subsidiaries are aware of the following legal proceedings:

         In December 2001, Triton Global Communications sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against Triton for $169,000 alleging breach of contract. Triton believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.

         In addition to the forgoing, BSD Software or its subsidiaries have been threatened with the following legal actions:

         In March 2003, Michael Bridges, a former employee of Triton, threatened legal action against Triton for an alleged breach of contract for amounts owed under an employment contract. Mr. Bridges alleges damages of $94,000, plus 2,500 shares of stock and legal fees. Triton disputes the allegations and intends to defend any such action brought in the future.

         In May 2003, M.A.C. threatened legal action against Triton for alleged violations of the Texas Deceptive Trade Practices Act. M.A.C. alleges damages of $368,000, which is 10 times the actual damages allegedly suffered by M.A.C. Triton disputes the allegations and intends to defend any such action brought in the future.

         In May 2003, Loralee Duncan, a former employee of Triton, threatened legal action against Triton for an alleged wrongful termination. Ms. Duncan alleges damages of Cdn. $106,000. Triton disputes the allegations and intends to defend any such action brought in the future.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the date of the share exchange (November 4, 2002) the following securities have been issued

 Stronghold Associates Ltd.         11/12/2002             300,000 common shares
 Stan & Linda Hill                  1/13/2003               31,684 common shares
 Ron Bouwman                        1/13/2003               14,990 common shares
 Doug Martin                        1/13/2003               50,502 common shares
 Mercatus & Partners                12/17/2002           5,235,602 common shares

         The 300,000 common shares issued to Stronghold Associates Ltd. were issued as compensation for investor relation services to be performed. The services were not performed, the contract has been cancelled and the shares have been cancelled.

         The 97,176 shares issued to Stan and Linda Hill, Ron Bouwman and Doug Martin were issued as compensation for loans advanced to the company for working capital purposes on the basis of one share for each dollar advanced.

         The 5,235,602 common shares issued to Mercatus and Partners were issued as collateral security for a loan of $2,000,000. Mercatus & Partners were unable to complete the transaction, the agreement has been cancelled and the shares have been cancelled.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding BSD Software so as to make an informed investment decision. More specifically, BSD Software had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in BSD Software securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.


Exhibit No.           Description                                              Location
----------------     -------------------------------------------------------  ---------------------------------------------------
2.1                   Stock Exchange Agreement dated as of October 23, 2002    Incorporated by reference to Exhibit 2.1 of
                      among BSD Software, Triton Global Business Services      Form 8-K filed with the SEC on November 6, 2002
                      and certain former stockholders of Triton Global
                      Business Services

2.2                   Letter Agreement dated as of November 4, 2002, among     Incorporated by reference to Exhibit 2.2 of
                      BSD Software, Triton Global Business Services and        Form 8-K filed with the SEC on November 6, 2002
                      certain former stockholders of Triton

3.1                   Articles of Incorporation                                Incorporated by reference to Exhibit 3.1 of
                                                                               Form 10-SB filed with the SEC on August 18,
                                                                               1999

3.2                   Bylaws                                                   Incorporated by reference to Exhibit 3.2 of
                                                                               Form 10-SB filed with the SEC on August 18,
                                                                               1999

         (b)      Reports on Form 8-K.

         On August 2, 2002, BSD Software filed a Form 8-K disclosing a change of control pursuant to which Jeff Spanier acquired control of BSD Software.

         On October 25, 2002, BSD Software filed a Form 8-K disclosing the signing of the Share Exchange Agreement with Triton Global Business.

         On November 6, 2002, BSD Software filed a Form 8-K disclosing a change of control pursuant to which the former shareholders of Triton Global Business obtained control of BSD Software.

         On May 21, 2003, BSD Software filed a Form 8-K disclosing the dismissal of its prior independent certified public accountant and the engagement of KPMG LLP. The Form 8-K also disclosed that BSD Software changed its fiscal year end to July 31.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BSD SOFTWARE, INC.

               By:      /s/ Guy Fietz
               -------------------------------------------------------------
               Name:    Guy Fietz
               Title:   President (Principal Executive Officer)


               By:      /s/ Les Hammond
               -------------------------------------------------------------
               Name:    Les Hammond
               Title:   Chief Financial Officer (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of BSD Software, Inc. (the "Company") on Form 10-QSB for the quarterly period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of BSD Software.


Date:    May 23, 2003                                  /s/ Guy Fietz
                                                       --------------------
                                                           Guy Fietz
                                                           President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of BSD Software, Inc. (the "Company") on Form 10-QSB for the quarterly period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of BSD Software.


Date:    May 23, 2003                                /s/ Les Hammond
                                                     ------------------------
                                                     Les Hammond
                                                     Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Guy Fietz, President of BSD Software, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as of January 31, 2003;

         2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 23, 2003                             By:      /s/ Guy Fietz
                                                           -------------
                                                           Guy Fietz
                                                           President

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Les Hammond, Chief Financial Officer of BSD Software, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as of January 31, 2003;

         2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 23, 2003                     By:      /s/ Les Hammond
                                                   ---------------
                                                   Les Hammond
                                                   Chief Financial Officer