Form 10QSB
period 2003-04-30
BSD SOFTWARE INC
filed 2003-06-20
CIK 1092976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Three Months Ended April 30, 2003


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





                       As of April 30, 2003, there were
                      35,946,029 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF


                               BSD SOFTWARE, INC.
                    NINE MONTH PERIOD ENDED APRIL 30, 2003
                                  (UNAUDITED)





BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet

April 30, 2003
(Unaudited)

--------------------------------------------------------------------------------
(U.S. dollars)                                                        2003
--------------------------------------------------------------------------------
Assets
Current assets:
         Short-term investments (note 4)                        $        81,526
         Accounts receivable                                            816,608
         Income taxes recoverable                                        30,856
         Prepaid expenses                                                49,757
--------------------------------------------------------------------------------
                                                                        978,747

Property, plant and equipment                                         1,265,656

--------------------------------------------------------------------------------
                                                                $     2,244,403
--------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
    Bank indebtedness                                           $        27,033
    Accounts payable and accrued liabilities                          2,853,366
    Agreements payable to investors                                     329,553
    Due to Guy Fietz                                                    387,024
    Due to Wayside Solutions Inc.                                       739,777
    Advances from investors                                             912,124
    Promissory note payable (note 5)                                    135,375
--------------------------------------------------------------------------------
                                                                      5,384,252

Stockholders' deficiency:
    Share capital:
        Authorized:
         Preferred stock 5,000,000 shares at
           $.001 par value
         Common stock 50,000,000 shares at
           $.001 par value
       Issued and outstanding:
         35,946,029 common shares                                        35,946
        Additional paid-in capital                                    2,009,440
    Deficit                                                          (4,828,667)
    Accumulated other comprehensive income                             (356,568)
--------------------------------------------------------------------------------
                                                                     (3,139,849)
--------------------------------------------------------------------------------
                                                                $     2,244,403
--------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit

Period ended April 30, 2003
(Unaudited)
--------------------------------------------------------------------------------
(U.S. dollars)                                  Nine months        Three months
--------------------------------------------------------------------------------

Revenue                                     $     1,971,384       $   1,128,702

Cost of goods sold                                1,833,415           1,039,678
--------------------------------------------------------------------------------
                                                    137,969              89,024

Expenses:
      Administration                                 74,919              63,687
         Interest and finance charges               224,903             152,026
      Professional Fees                             161,039              89,538
      Rent                                           38,262              20,145
      Payroll                                       525,426             236,372
      Amortization                                   38,064              13,978
-------------------------------------------------------------------------------
                                                  1,062,613             575,746
--------------------------------------------------------------------------------
Net loss before the following                      (924,644)           (486,722)

Reduction in carrying value of goodwill           2,743,311                 -
--------------------------------------------------------------------------------
Net loss                                         (3,667,955)           (486,722)

Deficit, beginning of period                     (1,160,712)         (4,341,945)
--------------------------------------------------------------------------------
Deficit, end of period                     $     (4,828,667)      $  (4,828,667)
--------------------------------------------------------------------------------

Basic and fully diluted loss per share     $          (0.16)      $       (0.01)
--------------------------------------------------------------------------------

Weighted average shares outstanding             22,377,011           35,918,276
--------------------------------------------------------------------------------


See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows

Nine month period ended April 30, 2003
(Unaudited)
-------------------------------------------------------------------------------
(U.S. dollars)                                                      2003
-------------------------------------------------------------------------------

Cash flows from (used in):

Operations:
    Net loss                                               $        (3,667,955)
    Items not involving cash:
        Reduction in carrying value of goodwill                      2,743,311
        Amortization                                                    38,064
    Change in non-cash operating working capital:
        Accounts receivable                                            (31,077)
        Income taxes recoverable                                        (2,457)
        Short term investments                                         (26,948)
        Prepaid expenses                                                11,693
        Accounts payable and accrued liabilities                       584,161
--------------------------------------------------------------------------------
                                                                      (351,208)

Financing:
    Increase in shareholder loans                                      329,553
    Decrease in due to Guy Fietz                                         2,802
    Increase in due to Wayside Solutions Inc.                          408,125
    Increase in advances from investors                                598,131
    Decrease in promissory note payable                               (319,437)
    Issue of share capital                                              (8,949)
    Share issue costs                                                  (48,317)
    Increase in additional paid-in capital                              57,148
--------------------------------------------------------------------------------
                                                                     1,019,056
Investing:
    Purchase of property, plant and equipment                         (132,639)
    Cash acquired upon acquisition of Triton Global
      Communications Inc.                                              155,690
    Advances to Triton Global Communications Inc.
      prior to acquisition                                            (487,411)
    Investment acquisition costs                                      (230,521)
-------------------------------------------------------------------------------
                                                                      (694,881)
--------------------------------------------------------------------------------
Decrease in cash position                                              (27,033)

Cash position, beginning of period                                        -
 -------------------------------------------------------------------------------
Cash position, end of period                                 $         (27,033)
--------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements

Nine month period ended April 30, 2003
(Unaudited) (U.S. dollars)
--------------------------------------------------------------------------------

1.       Basis of presentation:

         The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Triton Global Business Services Inc. ("TGBSI") audited financial statements on Form 10-KSB for the period ended July 31, 2002 (see note 4). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three month and nine month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003.

         Financial statements for the comparable period in the prior year have not been provided because the acquiror corporation was not incorporated until May 2002 (see note 3(b)).

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

2.       Going concern:

         These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that BSD Software, Inc. (the "Company") will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency and has been subject to various litigation during the period.

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

3.       Significant accounting policies:

(a)      Property, plant and equipment


Property, plant and equipment are stated at cost. Amortization is provided using the following methods and annual rates:

Asset                                       Method                    Rate

Office furniture and equipment      Declining balance                   20%
Computer equipment                  Declining balance                   30%
Computer software                   Declining balance                  100%
Leasehold improvements              Straight line 5 years


         Included in computer software are costs related to a software billing platform of $912,561. As this billing platform has not yet been brought into use, no amortization has been recorded on this asset.

(b)      Principles of consolidation:


         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. As a result BSD changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to April 30, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

         As the TGBSI Shareholders ultimately control BSD Software, Inc. ("BSD"), TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

Investments and marketable securities                             $         404
Accounts payable and accrued liabilities                                 (2,040)
--------------------------------------------------------------------------------

Working capital deficiency assumed                                $      (1,636)
--------------------------------------------------------------------------------

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

         TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

Net deficiency acquired:

Current liabilities                                               $   2,655,306
Current assets                                                       (1,008,743)
Property, plant and equipment                                        (1,171,081)
--------------------------------------------------------------------------------

                                                                        475,482
Consideration paid:

Note payable to Guy Fietz                                               401,250
Shares of TGBSI issued                                                1,248,750
Acquisition costs                                                       486,197
--------------------------------------------------------------------------------
Goodwill upon acquisition of TGCI                                 $   2,611,679
--------------------------------------------------------------------------------

         $236,967 of the above acquisition costs are included in accounts payable at the period end. Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

         Although the Company currently owns only 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $123,948, the full 100% of operating results will be reported with no off-setting minority interest.

5.       Property, plant and equipment:

--------------------------------------------------------------------------------
                                                                           2003
--------------------------------------------------------------------------------
                                                      Accumulated      Net book
                                          Cost        amortization        value
--------------------------------------------------------------------------------

Office furniture and equipment      $    117,721      $ 28,227      $   89,494
Computer equipment                       248,451        40,826         207,625
Computer software                      1,000,678        42,085         958,593
Leasehold improvements                    13,258         3,314           9,944
--------------------------------------------------------------------------------
                                    $  1,380,108      $114,452      $1,265,656
--------------------------------------------------------------------------------


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

9.       Advances from investors:

         The Company has received $912,124 from investors for the purchase of common shares of TGBSI. The Company is in the process of finalizing the issue of the related share capital (note 12).

10.      Promissory note payable:

         The Company borrowed $135,375 from a third party supplier in exchange for a promissory note. The note is payable on demand, bears interest at 9% per annum and a shareholder has guaranteed these obligations.

11.      Guarantee:

         On June 4, 2002 the Company signed a letter of guarantee for $29,979 in favour of BCE Nexxia. The expiry date of the letter of guarantee is June 4, 2003. The Company's short-term investments have been pledged as collateral for this guarantee and are restricted in use for this purpose. Subsequent to April 30, 2003 the guarantee expired with no additional amount owing required. BCE Nexxia exercised the guarantee for the full amount.

12.      Share capital:

         The authorized common shares consist of 50,000,000 shares at $.001 par value.

         The following reflects the number of issued common shares at their stated capital of $0.001 per share.

-------------------------------------------------------------------------------------------------------

                                                 Number of Shares                  Paid-up capital
-------------------------------------------------------------------------------------------------------


Balance, August 1, 2002                              1,893,600                    $         1,894

Issued to TGBSI shareholders (note 4)               26,613,891                             26,614

Issued to BSD shareholders (note 4)                  1,615,760                              1,616

Issued shares during November 4, 2002 to
January 31, 2003                                     5,632,778                              5,632

Issued shares during period February 1 to
April 30, 2003                                         190,000                                190
-------------------------------------------------------------------------------------------------------

Balance, April 30, 2003                             35,946,029                    $        35,946
-------------------------------------------------------------------------------------------------------

         The additional paid-in capital of these shares is $2,009,440, which includes a charge for share issue costs of $48,317 and reflects the incremental carrying value of TGBSI's share capital (see note 4).

         The 190,000 shares issued from February 1 to April 30, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced. An expense of $38,000 has been recorded at a rate of $0.20 per share as a financing cost included in interest and finance charges.

         BSD is obligated to issue 175,000 common shares to individuals for financing services received. An expense of $35,000 has been recorded as a financing cost included in interest and finance charges and a liability of $35,000 has been included in advances from investors at a rate of $0.20 per share.

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

         The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of BSD Software. As a result, after such additional exchange a total of 38,416,378 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 75.71% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to BSD Software for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 38,416,378 shares. As the TGBSI Shareholders ultimately control BSD Software, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

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

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $85,652, the full 100% of operating results will be reported with no off-setting minority interest.

BACKGROUND OF TRITON

         Triton was incorporated in April 1998 as a next generation Internet Protocol (IP) enabled provider of live and automated operator calling services, e-Business support, billing and clearinghouse functions and information management services to telecommunications, internet and e-business service providers.

         Triton is a fully implemented alternate billing agent within the Local Exchange Carriers (LEC's) billing system in Canada. The company's vision is to continue expanding its "live" and "automated" operator service capability focusing on making emerging web based information and transaction services easier to access and pay for.

         Triton has aligned itself to provide globally accessible products, coupled with sophisticated proprietary technology, allowing it to offer this global marketplace fully-integrated or unbundled solutions. The future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services thus increasing market penetration.

         Triton's technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscription services and e-Commerce transactions and place the charges on the billing medium of the end users choice.

PRODUCTS AND SERVICES

         Triton has sophisticated proprietary software and hardware services that are capable of processing unlimited call records every month for telecommunications companies worldwide. They track and process bills for a wide range of services, from local and long distance operator services as well as paging, voice mail, caller ID, phone cards and other "ease of access", 0+Plus dialing solutions. Triton has also developed "flat-fee" billing solutions that are expected to benefit Internet content and service providers. With the addition of services for the Internet community, Triton has moved to meeting the needs of an even broader range of communications companies.

         The following is a list of Triton's product offerings:

         LIVE AND AUTOMATED OPERATOR/AGENT SERVICES

o        Global and Domestic Origination

     -    Carriers

     -    Hospitality Providers

     -    Payphone Providers


o        Directory Assistance

     -    North America

     -    International

     -    Enhanced Information Services

o        Pre and Post Paid Cards

     -    Global and Domestic

     -    Loyalty and Affinity Marketing Programs

o BILLING SERVICES

o        North American Local Exchange Carrier (LEC) Billing

o        Online Subscription Based Billing

o        Web-Based Transaction Billing (e-Commerce)

PLANNED SERVICE OFFERINGS

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


STRATEGIC TECHNOLOGY ALLIANCES

         Triton has developed and secured certain strategic alliances within the industry that are key to the successful service and maintenance of its client support systems and the delivery of advanced features.


NEXT GENERATION INTERNET PROTOCOL (IP) ENABLED OPERATOR SERVICES PLATFORM

         The planned and developed next-generation platform implementation will provide a multimedia, multi-channel call center system that will go beyond the capabilities of traditional call center technology. It will support not only voice telephone calls, but also live multimedia communication sessions via the Internet. It will manage and distribute not only live calls, but also messages, including voice, fax, and e-mail messages. It will also support remote agents and multiple site operation transparently via a managed IP WAN. Agents are location-independent, and multiple call center sites can be managed as a single entity capable of distributing calls to any agent in any site or location.

         Based upon the incoming characteristics of a call, the system determines what application is used to process the call and the carrier for that application. For example, the application may be Enhanced Operator Services or Prepaid whereas the carrier defines characteristics of that application such as branding information, rating information, and validation rules.

         We believe that this platform and software, when implemented, will provide Triton with unique capabilities to launch web-based services as well as support for traditional telephony including collect, third party and calling card supported calls.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2003

         Financial statements for the comparable period in the prior year have not been provided because the acquiror corporation was not incorporated until May 2002.


         REVENUE

         We had revenue of $1,971,384 for the nine months ended April 30, 2003. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies and providing operator assisted calls for Canadian hotels. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

            COST OF GOODS SOLD

            Cost of goods sold consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

         EXPENSES

         For the nine months ended April 30, 2003, we had total expenses of $1,062,613. Total expenses are comprised of the following items:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                   APRIL 30,
                                   DESCRIPTION                        2003
                                ------------------------------ ---------------
                                Administration                     $   74,919
                                Interest and finance charges          224,903
                                Professional Fees                     161,039
                                Rent                                   38,262
                                Payroll                               525,426
                                Amortization                           38,064
                                                                  -----------
                                TOTAL                              $1,062,613
                                                                  ===========

        Administration expenses consist primarily of travel and entertainment of $67,441, miscellaneous office expenses of $59,426, utilities of $37,146, repairs of $18,375 and a foreign exchange gain of $135,506. Professional fees consist of primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 12 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

         REDUCTION IN CARRYING VALUE OF GOODWILL

         We recorded $2,743,311 of goodwill in connection with the acquisition of Triton Global Business Services in October 2002. Goodwill represents the amount by which the purchase price of Triton exceeds the net tangible book value of Triton. During the period ended January 31, 2003, we wrote off and charged to operations the entire amount of goodwill due to the impairment associated with losses experienced through our activities in the international operator services market and the current working capital deficiency.


         NET LOSS

         The items specified above resulted in a net loss of $3,667,955 for the nine months ended April 30, 2003. Of that total, $2,743,311 was related to the write off of the goodwill associated with the acquisition of Triton.

CRITICAL ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. As a result BSD changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to April 30, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

MINORITY INTEREST IN TGBSI

Although BSD Software currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $85,652, the full 100% of operating results will be reported with no off-setting minority interest.


LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2003, we had a cash overdraft of $ 27,033. Historically, we have met our cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, as well as loans from the former stockholders of Triton. At April 30, 2003, we had negative working capital of $4,405,505 which means that our current liabilities exceeded our current assets by $4,405,505 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consists of cash and cash equivalents of $54,493, accounts receivable of $816,608, income taxes recoverable of $30,856 and prepaid expenses of $49,757. Current liabilities consisted of accounts payable and accrued liabilities of $2,853,366; shareholder loans of $716,577; advances from Wayside Solutions of $739,777; advances from investors of $912,124 and promissory note payable of $135,375.

         We anticipate that our cash needs over the next 12 months will be for general working capital needs of $900,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of our current liabilities of $5,384,252. Of the total current liabilities, we expect that $912,124 of advances from investors and a portion of the shareholder loans will be satisfied by converting into equity. In addition, approximately $408,635 of the accounts payable is owed to suppliers of our platform, which amounts are not due until the platform is accepted for implementation. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans. We will need to curtail operations or liquidate assets in order to continue operations beyond July 31, 2003, unless we raise substantial capital from the sale of equity and debt securities prior to that date. There is no certainty that we can raise the necessary capital prior to July 31, 2003.

         Currently, BSD Software is in the process of attempting to obtain financing from alternate sources. If financing from these sources is not obtained by July 31, 2003, it may be necessary to curtail operations or liquidate assets. On March 20, 2003, we entered into two letters of intent to raise cash from the sale of securities pursuant to an equity line of credit and convertible debenture. With respect to the equity line, the investor has agreed to fund us up to $10 million from time to time over 24 months after we have registered the resale of the common stock to be purchased under the equity line of credit. Under the equity line, we may request advances of $420,000 every 30-days, with a maximum of $140,000 per advance. The purchase price of the common stock to be issued under the equity will be equal to 95% of the lowest closing bid price of our common stock during the 5 trading days preceding an advance notice. We have agreed to pay the investor 5% of each advance, as well as a one-time commitment fee equal to $400,000, payable by the issuance of common stock at the closing bid price on the date the transaction is closed. With respect to the debentures, the investor has agreed to fund us $500,000. The debentures will be convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date, whichever is higher, or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

         Net Cash Used In Operations. Net cash used in operations was $351,208 for the nine months ended April 30, 2003. The use of cash by operations was principally the result of the $3,667,955 net loss, which was partially offset by the reduction in carrying value of goodwill, a reduction of accounts receivable of $31,077 and an increase in accounts payable of $584,161.

         Net Cash From Financing. Net cash from financing was $1,019,056 for the nine months ended April 30, 2003. Cash from financing was principally the result of an increase in shareholder loans of $329,553, an increase in due to Wayside Solutions of $408,125 and an increase in advances from investors of $598,131. These items were partially offset by a decrease in promissory notes payable of $319,437 and share issuance costs of $48,317. Wayside Solutions is an entity in which the President of TGBSI has a part ownership interest.

         Net Cash Used In Investing. Net cash used in investing was $694,881 for the nine months ended April 30, 2003. Cash used in investing was principally the result of the purchase of property, plant and equipment of $132,639, advances to Triton prior to acquisition of $487,411 and investment acquisition costs of $230,521.


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

         In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $ 125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. Triton intends to defend the claim and to file a counterclaim against PBJ Holdings Inc. and its principals.

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

         In June 2003, Stronghold Associates Ltd. threatened legal action regarding the cancellation of 300,000 shares referred to in Item 2. Triton intends to defend any such action brought in the future.

There is no certainty that BSD or its subsidiaries will be successful in their defense of the above filed or threatened actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the date of the share exchange (November 4, 2002) the following securities have been issued

 Stronghold Associates Ltd.         11/12/2002           300,000 common shares
 Stan & Linda Hill                  1/13/2003             31,684 common shares
 Ron Bouwman                        1/13/2003             14,990 common shares
 Doug Martin                        1/13/2003             50,502 common shares
 Mercatus & Partners                12/17/2002         5,235,602 common shares
 Stan & Linda Hill                  02/13/03              30,000 common shares
 James Hayter                       02/13/03              30,000 common shares
 Kevin Crawford                     02/13/03              12,000 common shares
 890858 Ontario Inc.                02/13/03              18,000 common shares
 Joel P. Michel                     02/13/03             100,000 common shares



         The 300,000 common shares issued to Stronghold Associates Ltd. were issued as compensation for investor relation services to be performed. The services were not performed, the contract has been cancelled and the shares are in the process of being cancelled.

         The 287,176 shares issued to Stan and Linda Hill, Ron Bouwman and Doug Martin, James Hayter, Kevin Crawford, 890858 Ontario Inc. and Joel P. Michel were issued as compensation for loans advanced to the company for working capital purposes on the basis of one share for each dollar advanced.

         The 5,235,602 common shares issued to Mercatus and Partners were issued as collateral security for a loan of $2,000,000. Mercatus & Partners were unable to complete the transaction, the agreement has been cancelled and the shares are in the process of being cancelled.

         With respect to the sale of unregistered securities referenced above, regarding BSD Software so as to make an informed investment decision. More specifically, BSD Software had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in BSD Software securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS.


Exhibit No.      Description                      Location
------------    --------------------------------  -----------------------------
2.1             Stock Exchange Agreement dated    Incorporated by reference to
                as of October 23, 2002 among      Exhibit 2.1 of Form 8-K
                BSD Software, Triton Global       filed with the SEC on
                Business Services and certain     November 6, 2002
                former stockholders of Triton
                Global Business Services

2.2             Letter Agreement dated as of      Incorporated by reference to
                November 4, 2002, among  BSD      Exhibit 2.2 of Form 8-K
                Software, Triton Global           filed with the SEC on
                Business Services and certain     November 6, 2002
                former stockholders of Triton

3.1             Articles of Incorporation         Incorporated by reference to
                                                  Exhibit 3.1 of Form 10-QSB
                                                  filed with the SEC on August
                                                  18, 1999

3.2             Bylaws                            Incorporated by reference to
                                                  Exhibit 3.2 of Form 10-QSB
                                                  filed with the SEC on August
                                                  18, 1999

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 20, 2003.

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of BSD Software, Inc. (the "Company") on Form 10-QSB for the quarterly period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of BSD Software.


Date:    June 20, 2003                                  /s/ Guy Fietz
                                                       --------------------
                                                           Guy Fietz
                                                           President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of BSD Software, Inc. (the "Company") on Form 10-QSB for the quarterly period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of BSD Software.


Date:    June 20, 2003                                /s/ Les Hammond
                                                     ------------------------
                                                     Les Hammond
                                                     Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Guy Fietz, President of BSD Software, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as of April 30, 2003;

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

Date:    June 20, 2003                             By:     /s/ Guy Fietz
                                                           -------------
                                                           Guy Fietz
                                                           President
                                      C-1

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Les Hammond, Chief Financial Officer of BSD Software, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as of April 30, 2003;

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


Date:    June 20, 2003                     By:     /s/ Les Hammond
                                                   ---------------
                                                   Les Hammond
                                                   Chief Financial Officer