Form 10KSB
period 2003-07-31
BSD SOFTWARE INC
filed 2003-10-30
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NO.
               JULY 31, 2003                                    0-27075

            FLORIDA                           BSD SOFTWARE, INC.                            31-1586472
(State or Other Jurisdiction of                                              (I.R.S. Employer Identification No.)
 Incorporation or Organization)   (Name of Registrant in Our Charter)


            SUITE 300E                             _____                             GUY FIETZ
     8500 MACLEOD TRAIL, S. E.                                                       SUITE 300E
         CALGARY, ALBERTA                                                    8500 MACLEOD TRAIL, S. E.
          CANADA T2H 2N1                                                          CALGARY, ALBERTA
                                                                                   CANADA T2H 2N1
          (403) 257-7090                (Primary Standard Industrial               (403) 257-7090
(Address and telephone  number of       Classification  Code Number)    (Name, address and telephone number
 Principal Executive Offices and                                                of agent for service)
   Principal Place of Business)

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that BSD Software, Inc. was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                 YES /X/                          NO / /

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of BSD Software's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's revenues for its most recent fiscal year: $2,910,883

     Based on the closing sale price on October 24, 2003, the aggregate market value of the voting common stock held by non-affiliates of BSD Software is $1,544,797.

     As of October 24, 2003 BSD Software had 31,027,597 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1. DESCRIPTION OF BUSINESS..............................................1
  ITEM 2. DESCRIPTION OF PROPERTY..............................................6
  ITEM 3. LEGAL PROCEEDINGS....................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
PART II........................................................................7
  ITEM 5. MARKET FOR BSD SOFTWARE SOLUTIONS, INC.'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.........................................7
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................9
  ITEM 7. FINANCIAL STATEMENTS................................................13
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................13
  ITEM 8A. CONTROLS AND PROCEDURES............................................14
PART III......................................................................15
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................15
  ITEM 10. EXECUTIVE COMPENSATION.............................................17
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................18
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19
PART IV.......................................................................20
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............20
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................21
EXHIBIT 31.1..............................................................31.1-1
EXHIBIT 31.2..............................................................31.2-1
EXHIBIT 32.1..............................................................32.1-1
FINANCIAL STATEMENTS....................................................F-1-F-16

                                     PART I


                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         The Company was incorporated in Florida on February 7, 1989 under the name Park Avenue Marketing, Inc. On February 3, 1998, as a result of its acquisition of 100% of the common stock of two commonly controlled entities, Respiratory Care Services, Inc. ("RCS") and RCS Subacute, Inc. ("RCSS"), that were engaged in the healthcare industry the name was changed from Park Avenue Marketing to BDS Healthcare Industries, Inc. Prior to these acquisitions, the Company did not conduct any operations.

         The Company acquired RCS and RCSS because of the perceived increasing demand for respiratory care services in long-term healthcare facilities. On July 1, 1999, principally as a result of a change in Medicare reimbursement rates for respiratory services, the Company sold RCS and RCSS.

         On December 17, 2001 the Company changed its name to BSD Software, Inc.

         As a result of the sale of the subsidiaries, the Company had no operations until its acquisition of 90% of Triton Global Business Services Inc. ("TGBSI") on November 4, 2002. TGBSI is the 100% owner of Triton Global Communications Inc. ("TRITON") through which it conducts its business operations. The details of the acquisition are contained in Note 4 to the Financial Statements attached.

BUSINESS OF THE COMPANY

         Triton was incorporated in April 1998 as a next generation Internet Protocol (IP) enabled provider of live and automated operator calling services, e-Business support, billing and clearinghouse functions and information management services to telecommunications, internet and e-business service providers.

         Triton focuses on helping its clients improve profitability by enabling them to quickly deploy new services, streamline operations and make quicker, more informed business decisions. Triton has aligned itself with strategic partners allowing the Company to offer the most advanced and reliable services in the telecom industry. Triton is a customer service oriented organization providing service to direct customers and service providers, both within North America and internationally.

         Triton was the first fully implemented alternate billing agent within the Local Exchange Carriers (LEC's) billing system in Canada. Triton's vision is to continue expanding its "live" and "automated" operator service capability focusing on making emerging web based information and transaction services easier to access and pay for.

         The Company's experienced management and staff are trained to assist and provide clients with the best solutions for their business. Triton is currently operating with seven (7) employees. The business is scalable and is capable of attracting significant growth with little increase in staff or physical plant.

THE BIG PICTURE IS GLOBALIZATION

         Most North American and International Carriers outsource their billing services, particularly for services billed to other carriers or into other geographic markets.

         Triton has aligned itself to provide globally accessible products coupled with sophisticated proprietary technology solutions allowing it to offer the global marketplace fully-integrated or unbundled solutions. The future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services increasing market penetration.

         Triton's technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscriptions services and e-Commerce transactions and place the charges on the billing medium of the end users choice. With the additional capability for electronic bill presentment and payment, Triton is well positioned for the future.

PRODUCTS & SERVICES

         Triton has sophisticated proprietary software and hardware services that are capable of processing call records for telecommunications companies worldwide. They track and process bills for a wide range of services, from local and long distance operator services as well as paging, voice mail, caller ID, phone cards and other "ease of access", 0+Plus dialing solutions. Triton has also developed "flat-fee" billing solutions that will benefit Internet content and service providers. With the addition of services for the Internet community, Triton has moved to meeting the needs of an even broader range of communications companies.

         The following is a list of Triton's product offerings:

OPERATOR/AGENT SERVICES

         o  Global and Domestic Origination

            -   Wireline and Wireless Carriers

            -   Hospitality Providers

            -   Payphone Providers

         o  Directory Assistance

            -   North America

            -   International

            -   Enhanced Information Services

         o  E-Business Support Services

            -   E-Commerce Transaction Support

            -   "Click To Talk(TM)" Web-Based Voice Routing

            -   Call Centre "ASP" Solutions

BILLING SERVICES

         o  North American Local Exchange Carrier (LEC) Billing

         o  Online Subscription Based Billing

         o  Web-Based Transaction Billing (e-Commerce)

STRATEGIC TECHNOLOGY ALLIANCES

         Triton has developed and secured strategic alliances within the industry that are key to the successful service and maintenance of its client support systems and the delivery of advanced features. Key partnerships are outlined below and will allow Triton to continually enhance its service offerings.

NEXT GENERATION INTERNET PROTOCOL (IP) ENABLED OPERATOR SERVICES PLATFORM

         Triton's International Operator Services Platform, which is not yet deployed, has been created by integrating hardware and software applications from Cisco's Internet Protocol (IP) Gateway, CosmoCom's IP based Next Generation CosmoCall Universe Platform, and the Enhanced Operator Services (EOS) from Intelis.

         Triton is currently formulating its plan of implementation and the required marketing strategies and service offerings.

         CosmoCall Universe is a multimedia, multi-channel call center system that goes far beyond the capabilities of traditional call center technology. Traditional call centers are based on circuit-switched Automatic Call Distributors (ACDs), and support only voice telephone calls. CosmoCall has all the capabilities of a modern telephone call center. But as a multimedia, multi-channel interaction center, CosmoCall supports not only voice telephone calls, but also live multimedia communication sessions via the Internet. It manages and distributes not only live calls, but also messages, including voice, fax, and e-mail messages. CosmoCall supports remote agents and multiple site operation transparently via a managed IP WAN. Agents are location-independent, and multiple call center sites can be managed as a single entity capable of distributing calls to any agent in any site or location.

         The Intelis Enhanced Operator Services (EOS) software is fully integrated on top of the CosmoCall Universe Platform and inspects incoming calls on a call-by-call basis to determine how a call should be processed. The system uses all data presented by the switch to determine call treatment including ANI, Ingress Trunk Group, Info Digit, State of the ANI, NPA NXX of the ANI and DNIS.

         Based upon the incoming characteristics of a call, the system determines what application is used to process the call and the Carrier for that application. For example, the application may be Enhanced Operator Services or Prepaid whereas the Carrier defines characteristics of that application such as branding information, rating information, and validation rules.

         Integrated   together  these   products   provide  Triton  with  unique
capabilities to launch web-based services as well as support for traditional telephony including collect, third party and calling card supported calls.

TELCO GRADE BILLING PLATFORM

         Highland Lakes Software is a global service provider for core billing services for CLEC's and LEC's. Triton has been able to achieve continued market penetration by employing Highlands' core billing software at the root of its billing infrastructure. Highland Lakes will continue to provide high quality billing solutions to Triton as the industry matures and demands more technically enhanced functionality. Triton works closely with Highland to provide extended electronic billing services to meet the demands of service providers and the Internet end user.

SALES AND MARKETING APPROACH

         Direct sales and strategic sales alliances are used as the business acquisition strategy for Triton as it continues to grow.

         As a leading provider of billing, clearinghouse and information management services to the telecommunications industry, Triton is positioned to take advantage of the current disarray in the telecommunications sector. Historically many of the international collect calling and international billing and clearing contracts have been controlled by intermediary agents. In many cases the lions share of the profits were eaten up in the form of residual commissions to these agents.

         As global carriers such as Quest, AT&T and Worldcom exited these unprofitable lines of business there is a multi-billion dollar opportunity for Triton to establish direct relationships with local carriers outside of North America in the areas of operator assisted calling, directory assistance and billing and clearing agreements.

         The benefit to Triton is two fold. Firstly, individual international contract values are significantly larger than contracts for similar services within North America and secondly, by establishing selling relationships directly with local telephone carriers outside of North America the profitability of providing these services increases dramatically.

         Triton's sales team will be segmented between target customer segments and over the long term by geography (domestic and international).

         Initially incremental business development representatives will be added to target North American carriers including alternative operator service providers, local exchange carriers, long distance voice and data providers, wireless carriers and internet and e-business service providers. While this will involve primarily direct marketing and selling, it is anticipated that alliances can be established where Triton's products and services can be positioned as part of a bundled offering in conjunction with other complementary services.

COMPETITIVE ANALYSIS

THIRD PARTY BILLING COMPANIES

         The majority of clearinghouse competitors are U.S. based or are part of an incumbent LEC. Triton's position as an independent Canadian operation make it a unique player in the third party billing market in North America.

         Triton may not be able to compete with large telecommunication providers on a revenue scale, but Triton does have the ability to meet the evolving telecom market's needs quickly and efficiently. Larger Telco's like AT&T, MCI-WorldCom and the RBOCs are looking to organizations like Triton for contract billing services. As Telco's get more and more competitive and try to block the exchange of call records between each other, Triton is positioning itself to clear call records between these battling giants.

         On an International basis, Triton is an attractive option to many Telco's as a cost effective way of billing calls in and out of Canada.

         Most of these "competitors" are restricted from entering the Canadian marketplace due to regulatory issues. This means that these "competitors" can also become Triton "customers" in certain segments of their business, particularly when it comes to providing services to all outside competitors who wish to bill for Canadian Services. Again, it is Triton's "rapid time to market" and flexible rating and billing capabilities that make it so attractive!

ALTERNATIVE OPERATOR SERVICES PROVIDERS (AOSPS)

         In addition to providing sophisticated billing and clearing, the technology platform currently being developed will allow Triton to compete with carriers and companies providing live and automated Operator Services both domestically and, with multi-language capabilities, on an international basis.

         There are a number of companies who provide this type of service within the United States, but very few are able to provide the same integration of billing capabilities and web-based services that will be provided by Triton.

         In addition to specific AOSP competitors the majority of the LEC's in the United States and Canada provide operator services as part of their core offerings. In 1997 the FCC ruled that in order to be an eligible telecommunications carrier a service provider would have to provide the basic universal services as laid out in the 1996 Telecom Act including:

         o  Voice grade access to the PSTN

         o  Single party service

         o  Access to emergency service (911)

         o  Access to both operator services and directory assistance (411)

         While they are mandated to provide it, they do not have to provision it themselves. This provides opportunity for Triton to look to these competitors as prospective customers for its AOSP and future IP enabled service offerings.

         Triton's Canadian based low cost infrastructure, fewer regulatory encumbrances than U.S. based carriers and the ability to provide a fully bundled suite of services on a single IP enabled platform allows us to compete for both traditional services as well as future services.

         According to a 2002 study by PELORUS Group the future success of Operator Service Providers rests in their ability to provide bundled services and to automate as many incoming calls as possible. Triton's investment in IP based Operator Services technology leaves it well positioned to compete in the future.

E-BUSINESS/COMMERCE  SUPPORT  SERVICES  "CLICK TO  TALK(TM)"  AND  VIRTUAL  CALL
CENTERS

         PLATFORM ADVANTAGES

         Triton's "Click-to-Talk"(TM) Operator Services Platform has been created by integrating hardware and software applications from Cisco's Internet Protocol (IP) Gateway, an IP based Next Generation Universal CRM Platform, and Enhanced Operator Services functionality.

         The market advantages inherent with a 100% IP Platform includes but is not limited to:

         o Intelligent multi-media routing to and from the Internet. "Click to Talk(TM)" enables a PC user to connect or conference using voice over internet protocol (VOIP) to communicate with a live agent. By connecting the consumer's PC to a live agent the Triton IP Platform will minimize fraud risk and anxiety associated with inputting personal credit card information on the Internet.

         o Due to the fact that Triton's platform is fully IP enabled, "Virtual Agents" can be supported via a simple internet connection. This means that Triton can eliminate the cost and challenges associated with traditional "bricks and mortar" call center's. Agents can be located virtually anywhere in the world including a customer's existing contact center or specific geographic regions, providing 24x7 coverage and an understanding of local language and cultures.

         o Triton's platform supports multiple "live agents" as well as fully automated billing methods including credit card, calling card, collect, person to person and bill to 3rd party. Call accepts or "voice prints" are stored for billing and collection audit purposes.

         o The platform provides fully integrated multi-language support, removing the barriers of communication that impede International e-business, telecommunications and emerging IP service transactions.

         o Cost of operation is significantly reduced by utilizing least cost routing (LCR) and commodity priced VOIP transport inbound and outbound without the traditional requirement of changing protocols from IP to time division multiplexing (TDM) and back again.

         o Carrier grade quality is guaranteed by using dedicated bandwidth, redundant architecture and by co-locating technology within a robust data center facility.

         o  Support for "ASP" deployment of customer applications.

         TRITON SUCCESS FACTORS:

         Triton   uses  the   technologically   advanced   Cosmocom   technology
WWW.COSMOCOM.COM.

         Triton's "Click to Talk(TM)" utilizes standard Windows "net meeting software" to connect whereas our competitor's products require a separate download to enable the connection. In addition Triton provides escalation from Chat room, to VOIP, to Video and co-browsing of web pages. Our sophisticated IP Automatic Call Distributor provides intelligent routing in order to connect to an agent that speaks the customer's language of choice. By integrating Operator Services functions with "Click to Talk(TM)" we will be able to provide Automated and Live Operator Assistance for our complete array of telephony, information, and e-business fulfillment services including multiple billing options.

ITEM 2. DESCRIPTION OF PROPERTY

         Triton maintains it base of operations at Suite 300E, 8500 MacLeod Trail S.E., Calgary, Alberta, Canada T2H 2N1. The premises are leased. Triton's operations are capable of being quickly and efficiently re-located with no interruption in service provisioning.

ITEM 3. LEGAL PROCEEDINGS

         The Company or its subsidiaries are aware of the following legal proceedings:

         In December 2002, Triton Global Communications sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against Triton for $169,000 alleging breach of contract. Triton believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.

         In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. Triton intends to defend the claim and to file a counterclaim against PBJ Holdings Inc. and its principals.

         In addition to the foregoing, BSD Software or its subsidiaries have been threatened with the following legal actions:

         In March 2003, Michael Bridges, a former employee of Triton, threatened legal action against Triton for an alleged breach of contract for amounts owed under an employment contract. Mr. Bridges alleges damages of $94,000, plus 2,500 shares of stock and legal fees. Triton disputes the allegations and intends to defend any such action brought in the future.

         In May 2003, M.A.C. Inc. threatened legal action against Triton for alleged violations of the Texas Deceptive Trade Practices Act. M.A.C. alleges damages of $368,000, which is 10 times the actual damages allegedly suffered by M.A.C. Triton disputes the allegations and intends to defend any such action brought in the future.

         In May 2003, Loralee Duncan, a former employee of Triton, threatened legal action against Triton for an alleged wrongful termination. Ms. Duncan alleges damages of Cdn. $106,000. Triton disputes the allegations and intends to defend any such action brought in the future.

         In June 2003, Stronghold Associates Ltd. threatened legal action regarding the proposed cancellation of 300,000 shares provided to Stronghold as compensation for investor relations services. The Company had cancelled its contract with Stronghold for non-performance and demanded return of the stock. Stronghold has refused to return the stock and the Company will be instituting legal proceedings to recover the stock.

         There is no certainty that BSD or its subsidiaries will be successful in their defense of the above filed or threatened actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR BSD SOFTWARE SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's shares were subject to quotation on the OTC Bulletin Board (OTC:BB) under the symbol "BSDS" from June, 2001 until its shares were de-listed in May, 2003 following which the Company's shares have been quoted from time-to-time on the "pink sheets". The Company was de-listed from the OTC:BB as a result of not being a current reporting company under the Exchange Act.

         The following information with respect to the high and low sales price of the Company's stock was obtained from Reuters.

                                                 HIGH                 LOW

Quarter ending October 31, 2001                 $ 4.75              $ 0.25

Quarter ending January 31, 2002                 $ 7.25              $ 4.75

Quarter ending April 30, 2002                   $ 8.15              $ 5.25

Quarter ending July 31, 2002                    $ 8.52              $ 6.25

Quarter ending October 31, 2002                 $ 8.50                $.33

Quarter ending January 31, 2003                 $ 1.85                $.75

Quarter ending April 30, 2003                   $ 1.28                $.64

Quarter ending July 31, 2003                      $.51                $.22


HOLDERS

         At July 31, 2003 there were approximately 43 holders of record of the Company's stock.

DIVIDENDS

         The Company has never paid any dividends on its Common Stock, has no funds from which to pay dividends and does not intend to pay dividends for the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Payment of dividends in the future will depend, among other things, upon its ability to generate earnings, its need for capital and its overall financial condition.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                            EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of securities
                                                                                                   remaining available for
                                       Number of securities to be      Weighted-average exercise    future issuance under
                                        issued upon exercise of          price of outstanding        equity compensation
                                     outstanding options, warrants       options, warrants and         plans (excluding
                                               and rights                       rights             securities reflected in
          Plan Category                           (a)                             (b)                     Column (a)
Equity compensation plans not
approved by security holders                       1,600,000                       $ 0.16                17,372,403

         Options for 600,000 common shares have been authorized for issuance to employees and executives of the Company or its subsidiaries as compensation for services rendered or to be rendered. The exercise price for these options is $0.01 per share. Options for 450,000 common shares will vest immediately upon issue. Options for 150,000 shares are part of an employment agreement and will be pro-rated over a two year period. The rights to exercise the options will expire on August 2, 2005.

         A warrant for 1,000,000 common shares at an exercise price of $.25 per share was issued to Thornhill Capital for services rendered with respect to financing arrangements for the Company and ongoing consulting advice surrounding the Company's public status. The right to exercise the warrant expires on August 31, 2005


SALE OF UNREGISTERED SECURITIES

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

    DATE         TITLE     AMOUNT OF SECURITIES SOLD           PERSONS                CASH OR NON CASH CONSIDERATION

06Dec00       Common            6,750,000 shares       Marc Baker (1)           Pursuant to Acquisition of Control, at par value

                                                                                For services as officer and director provided to
03Dec01       Common              1,000 shares         Marc Baker               the Company


                                                                                For services to be provided as President
12Jul02       Common            4,000,000 shares       Jeffrey Spanier (2)      of the Company

                                                                                Issued in connection with the Share
                                                                                Exchange transaction with Triton Global
31Oct02       Common           27,959,651 shares       Various (3)              Business Services, Inc.

                                                                                Issued in connection with the Share
                                                                                Exchange transaction with Triton Global
04Nov02       Common             270,000 shares        Various (3)              Business Services, Inc.

                                                       Stronghold Associates    Issued in connection with a contract for
21Nov02       Common             300,000 shares        Ltd. (4)                 investor relation services.

                                                       Mercatus & Partners      Issued at par value as security for loans
19Dec02       Common            5,235,602 shares       Ltd. (5)                 to be advanced

                                                                                Issued at a value of $6,337 as
                                                                                compensation for loans advanced to the
13Jan03       Common             31,684 shares         Stanton & Linda Hill     Company

                                                                                Issued at a value of $2,998 as
                                                                                compensation for loans advanced to the
13Jan03       Common             14,990 shares         Ronald Bouwman           Company

                                                                                Issued at a value of $10,100 as
                                                                                compensation for loans advanced to the
13Jan03       Common             50,502 shares         Doug Martin              Company

                                                       Apache Creek Investors   Issued at par value as security for loans
11Feb03       Common            1,600,000 shares       (6)                      to be advanced to the Company

                                                                                Issued at par value as compensation for
                                                                                the arrangement of loans to be advanced to
11Feb03       Common             200,000 shares        Robert Libauer (6)       the Company

                                                                                Issued at par value as compensation for
                                                                                the arrangement of loans to be advanced to
11Feb03       Common             200,000 shares        XXR Consulting (6)       the Company

                                                                                Issued at a value of $6,000 as
                                                                                compensation for loans advanced to the
13Feb03       Common             30,000 shares         Stanton & Linda Hill     Company

                                                                                Issued at a value of $6,000 as
                                                                                compensation for loans advanced to the
13Feb03       Common             30,000 shares         James Hayter             Company


    DATE         TITLE     AMOUNT OF SECURITIES SOLD           PERSONS                CASH OR NON CASH CONSIDERATION

                                                                                Issued at a value of $2,400 as
                                                                                compensation for loans advanced to the
13Feb03       Common       12,000 shares               Kevin Crawford           Company

                                                                                Issued at a value of $3,600 as
                                                                                compensation for loans advanced to the
13Feb03       Common       18,000 shares               890858 Ontario Inc.      Company

                                                                                Issued at a value of $20,000 as
                                                                                compensation for loans advanced to the
13Feb03       Common       100,000 shares              Joel Michel              Company

                                                                                Issued at a value of $126,868 as
                                                                                compensation for loans advanced to the
19Aug03       Common       317,170 shares              Various (7)              company, legal fees and payroll

(1)      The  restricted  shares issued to Mr. Baker were issued at par value,  based upon Section 4 (2) under the
         Act. Since the Company's shares were de-listed,  there were periodic quotes entered on the "pink sheets", but no liquidity  was  applicable to the shares and there was no  independent  basis to price the shares.
         These shares were  subsequently  cancelled  on July 12, 2002 when Mr.  Baker  ceased to be the  Company's
         President.

(2)      The  restricted  shares  issued to Mr.  Spanier  were  issued at an ascribed  value of $40,000,  for Mr.
         Spanier's services to be rendered as President.  These shares were subsequently  cancelled on November 5,
         2002 when Mr. Spanier ceased to be the Company's President.

(3)      In connection  with the Share  Exchange  transaction  referenced  in Note 4 to the financial  statements,
         26,613,891  common  shares  were issued at par value to the  controlling  shareholders  of Triton  Global
         Business  Services,  Inc. An  additional  1,615,760  common shares were issued at par value to previously existing  shareholders,  officers and directors as compensation for services  rendered in connection with the Share Exchange transaction.

         Guy Fietz                                             9,140,291 shares
         Trans Research International Trust                    8,168,620 shares
         SunTzu Trust                                          7,328,701 shares
         Merlexis Trust                                        1,976,279 shares
                                                             ------------------
                                                              26,613,891 shares
         Jeff Spanier                                            560,380 shares
         Gary Barcus                                               5,000 shares
         Cynthia Dawson                                           10,000 shares
         Lisette M. Martin                                         5,000 shares
         LCDMBS LLC                                               50,000 shares
         Noodle Enterprises LLC (Bruce Rich)                     560,380 shares
         Steve Lipman                                            400,000 shares
         Karen Fischer                                             5,000 shares
         Joel Bernstein                                           20,000 shares
                                                             ------------------
                                                              28,229,651 shares

(4)      The contract with Stronghold was cancelled on May 12, 2003 due to non-performance. A demand for return of the stock has been issued and Stronghold has refused to return the stock. Legal action is being commenced to recover the stock.

(5)      These shares were subsequently cancelled on June 25, 2003 as the loans were not consummated.

(6)      These shares were subsequently cancelled on March 18, 2003 as the loans were not consummated.

(7)      The following  shares were issued as compensation for working capital advances and loan extensions to the company:

         New Haven Management Limited             105,000 shares       $ 42,000
         Stan and Linda Hill                       48,160 shares         19,264
         Joel Michel                               50,000 shares         20,000
         Marfac Industries Ltd.                    20,250 shares          8,100
         Ronald Bouwman                            15,000 shares          6,000
         Howard Morry                              13,760 shares          5,504

         In addition, 30,000 shares were issued to Robin Legg at a value of $12,000 in lieu of salary and 35,000 shares were issued to Jeremy Fietz, a brother of Guy Fietz, at a value of $14,000 for legal services rendered.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         BSD Software (the "Company") entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

         As a result of these transactions, TGBSI became a majority-owned subsidiary of the Company and the TGBSI Shareholders became the holders of 88.3% of the 30,123,251 common shares of the Company issued and outstanding immediately subsequent to the Share Exchange transaction.

         In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of the Company, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

         The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 33,180,776 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 87.65% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 33,180,776 shares. As the TGBSI shareholders ultimately control the Company, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

         Investments and marketable securities                        $      404
         Accounts payable and accrued liabilities                        (2,040)
                                                                      ----------
         Working capital deficiency assumed                           $  (1,636)
                                                                      ==========

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

         TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

          NET DEFICIENCY ACQUIRED:
            Current liabilities                                   $  2,655,306
            Current assets                                         (1,008,743)
            Property, plant and equipment                          (1,171,081)
                                                                  -------------
                                                                       475,482
          CONSIDERATION PAID:
            Note payable to Guy Fietz                                  401,250
            Shares of TGBSI issued                                   1,248,750
            Acquisition costs                                          486,197
                                                                  -------------
            Goodwill upon acquisition of TGCI                     $  2,611,679

         Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

         Although the Company currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $243,083, the full 100% of operating results will be reported with no off-setting minority interest.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2003

REVENUE

         The Company had revenue of $2,910,883 for the year ended July 31, 2003. The revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies and providing operator assisted calls for Canadian hotels. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

COST OF GOODS SOLD

         Cost of goods sold consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

EXPENSES

         For the year ended July 31, 2003, the Company had total expenses of $1,793,465. Total expenses are comprised of the following items:

                                                                    YEAR
                                                                    ENDED
                                                                   JULY 31,
                          DESCRIPTION                               2003
          --------------------------------------------------   ---------------
          Administration                                       $       315,055
          Interest and finance charges                                 298,463
          Professional Fees                                            458,842
          Rent                                                          54,274
          Payroll                                                      604,231
          Amortization                                                  62,600
          --------------------------------------------------   ---------------
          TOTAL                                                $     1,793,465
                                                               ===============

         Administration expenses consist primarily of travel and entertainment of $81,396, miscellaneous office expenses of $60,513, utilities of $45,188, repairs of $51,642 and investor relations costs of $27,309. Professional fees consist of accounting and legal fees incurred in the ordinary course of business and a charge of $150,000 for warrants issued as compensation for consulting services. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of 12 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

REDUCTION IN CARRYING VALUE OF GOODWILL

         We recorded $2,611,679 of goodwill in connection with the acquisition of Triton in October 2002. Goodwill represents the amount by which the purchase price of Triton exceeds the net tangible book value of Triton. During the period ended January 31, 2003, we wrote off and charged to operations the entire amount of goodwill due to the impairment associated with losses experienced through our activities in the international operator services market and the current working capital deficiency.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

         Due to Triton's exit from the International Operator Services market the Company decided to write off costs of $992,399 for the software and hardware related to the VOIP platform. Although Triton has identified market opportunities for the application of the platform it currently does not have a Business Plan developed for the platform's utilization nor does it have any contracts in hand.

NET LOSS

         The items specified above resulted in a net loss of $4,709,729 for the year ended July 31, 2003. Of that total, $2,611,679 was related to the write off of the goodwill associated with the acquisition of Triton and $992,399 was related to the write-off of the software and hardware related to the VOIP platform.

CRITICAL ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. (the "Company") in a reverse takeover transaction effective November 4, 2002. As a result the Company changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to July 31, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.

         GOING CONCERN

         These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency during the period.

         The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. Subsequent to July 31, 2002, management had taken actions to reduce operating losses and is in the process of securing additional financing.

         The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these interim financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond July 31, 2004.

         The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

         MINORITY INTEREST IN TGBSI

         Although the Company currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $243,083, the full 100% of operating results will be reported with no off-setting minority interest.

         LIQUIDITY AND CAPITAL RESOURCES

         At  July  31,  2003,  the  Company  had  a  cash  balance  of  $74,930.
Historically, It has met its cash needs through a combination of cash from operations, proceeds from the sale of equity and debt securities and loans from the former stockholders of TGBSI. At July 31, 2003, the Company had negative working capital of $4,397,441 which means that the Company's current liabilities exceeded its current assets by $4,397,441 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consist of cash and cash equivalents of $74,930, accounts receivable of $484,585, income taxes recoverable of $31,484 and prepaid expenses of $23,518. Current liabilities consisted of accounts payable and accrued liabilities of $2,588,345; shareholder loans of $296,146; advances from Wayside Solutions of $726,366; advances from investors of $929,983 and a promissory note payable of $137,253.

         We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,250,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of our current liabilities of $5,011,958. Of the total current liabilities, we expect that $929,983 of advances from investors and a portion of the shareholder loans will be satisfied by converting into equity. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans. We may need to curtail operations or liquidate assets in order to continue operations beyond

July 31, 2004, unless we raise substantial capital from the sale of equity and debt securities prior to that date. There is no certainty that we can raise the necessary capital prior to July 31, 2004.

         Currently, the Company is in the process of attempting to obtain financing from alternate sources. If financing from these sources is not obtained by December 31, 2003, it may be necessary to curtail operations or liquidate assets. On March 20, 2003, the Company entered into two letters of intent to raise cash from the sale of securities pursuant to an equity line of credit and convertible debenture. With respect to the equity line, the investor has agreed to fund the Company up to $10 million from time to time over 24 months after we have registered the resale of the common stock to be purchased under the equity line of credit. Under the equity line, the Company may request advances of $420,000 every 30-days, with a maximum of $140,000 per advance. The purchase price of the common stock to be issued under the equity will be equal to 95% of the lowest closing bid price of the Company's common stock during the 5 trading days preceding an advance notice. The Company has agreed to pay the investor 5% of each advance, as well as a one-time commitment fee equal to $400,000, payable by the issuance of common stock at the closing bid price on the date the transaction is closed. With respect to the debentures, the investor has agreed to fund the Company $500,000. The debentures will be convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date, whichever is higher, or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At the Company's option, these debentures may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

         Net Cash Used In Operations. Net cash used in operations was $259,675 for the year ended July 31, 2003. The use of cash by operations was principally the result of the $4,859,729 net loss, which was partially offset by the reduction in carrying value of goodwill of $2,611,679, the impairment of property, plant and equipment of $992,399, non-cash financing costs of $242,148, a reduction of accounts receivable of $207,012 and an increase in accounts payable of $391,705.

         Net Cash From Financing. Net cash from financing was $855,437 for the year ended July 31, 2003. Cash from financing was principally the result of an increase in shareholder loans of $296,146, an increase in due to Wayside Solutions of $394,714 and an increase in advances from investors of $580,990. These items were partially offset by a decrease in promissory notes payable of $317,559 and share issuance costs of $48,317. Wayside Solutions is an entity in which the President of TGBSI has a part ownership interest.

         Net Cash Used In Investing. Net cash used in investing was $520,832 for the year ended July 31, 2003. Cash used in investing was principally the result of advances to Triton prior to acquisition of $487,411 and investment acquisition costs of $265,823. These items were partially offset by cash acquired upon the acquisition of Triton of $155,690.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of BSD Software required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN ACCOUNTANTS

         On May 9, 2003, BSD Software, Inc., (the "Company") notified Grassano Accounting, P.A., ("Grassano") that the Company has dismissed Grassano as its auditor. On May 19, 2003, the Company engaged KPMG, LLP as independent auditors of the Company for the fiscal year ending July 31, 2003. KPMG was the independent auditor for Triton Global Communications, Inc. prior to its acquisition by the Company. The action to engage KPMG, LLP was taken upon the unanimous approval of sole director of the Company.

         During the fiscal years ended December 31, 2001 and 2000, respectively, and through May 9, 2003, (i) there were no disagreements between the Company and Grassano on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Grassano would have caused Grassano to make reference to the matter in its reports on the Company's financial statements, and (ii) Grassano's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, respectively, and through May 9, 2003, there were no reportable events as the term described in
Item 304(a)(1)(iv) of Regulation S-B. Grassano's opinion in its report on the Company's financial statements for the years ended December 31, 2001 and 2000, respectively, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

         During the fiscal years ended December 31, 2001 and 2000, respectively, and through May 9, 2003, the Company had not consulted with KPMG, LLP regarding either:

         (a) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that KPMG, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

         (b) any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

         The Company had requested that Grassano furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated May 23, 2003, was filed as Exhibit 99.1 to Form 8-K filed on May 23, 2003.

         On November 2, 2002, the Company decided to change its fiscal year end to July 31. The Company was not required to file a transition report because it adopted the fiscal year end of Triton Global Business Services, Inc., the company it acquired on or about that date.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS

GUY FIETZ                     Director of BSD Software Inc. (appointed November
                               4, 2002)
                              Director of Triton Global Business Services Inc.
                               (appointed May 29, 2002)
                              Director of Triton Global Communications Inc.
                               (appointed April 30, 1998)

BLAIR J. MCINNES              Director of Triton Global Business Services Inc.
                               (appointed May 28, 2002)

DAVID WORRALL                 Director of Triton Global Business Services Inc.
                               (appointed May 29, 2002)

EXECUTIVE OFFICERS:

BSD SOFTWARE, INC

                              Guy Fietz               President
                              Les Hammond             Chief Financial Officer

TRITON GLOBAL BUSINESS SERVICES, INC.

                              Blair J. McInnes        President
                              Les Hammond             Chief Financial Officer
                              David Worrall           Secretary

TRITON GLOBAL COMMUNICATIONS, INC.

                              Guy Fietz               President and Chief
                                                       Executive Officer
                              Les Hammond             Chief Financial Officer
                              Robin Legg              Vice-President, Business
                                                      Development
                              Gordon McLeod           Vice-President, Sales and
                                                      Marketing

         GUY FIETZ (38). Guy Fietz has been in the telecommunications industry for over five years and has established Triton as a profitable Telco billing services company. Mr. Fietz had the vision to see a gap in Telco billing services and strategically developed a system that addressed this market need. He was instrumental in bringing together a qualified team to develop advanced processing technologies and a sophisticated software/hardware approach specifically for telecommunications billing systems. Since launching Triton, he has managed operations and lead successful growth. Prior to his work in telecommunications, Guy Fietz operated ventures in the hospitality market.

         LES HAMMOND, C.A. (57). Les Hammond, is a graduate of Simon Fraser University with a double major in Economics and Commerce. He is a Chartered Accountant and has had extensive experience in international corporate finance related to mergers and acquisitions and has dealt with the major capital markets in New York, London and Toronto. He has held Chairman, Director, President and Chief Executive Officer positions in various companies, some of which were listed on the Toronto Stock Exchange and Nasdaq. He has been involved in senior executive operating roles in telecommunications, computer retailing, real estate development, financial services, brewery operations, transportation and mining. He specializes in corporate finance and international mergers and acquisitions.

         ROBIN  LEGG  (59).  Robin has over  sixteen  years of sales  management experience in the highly competitive telecommunications industry. He has extensive expertise in team leadership, business development, strategic sales planning, and contract negotiation. Dedicated to establishing client relationships and loyalty throughout and beyond the sales cycle, Robin has been instrumental in developing and implementing strategies for Triton's ongoing customer relationships. Robin has had a strong career with companies such as

Telecom Cost Management Inc., CanTalk Canada, BCI Commcor, Nortel Networks and Bell Canada.

         GORDON F. MACLEOD (38). Gordon is the former Manager of National Accounts for Time iCR, an Ottawa based speech recognition application service provider. He has over 7 years of direct experience within the telecommunications sector. Gordon has an Honours degree in Business from the University of Guelph and a proven track record in developing and managing large scale sales opportunities. Since joining Triton four months ago, Gordon has identified and mapped Triton's core target markets and has developed effective sales and marketing strategies.

         BLAIR J. MCINNES (50). Blair has pursued a successful career in sales and management that evolved to include large scale manufacturing, distribution and consulting. He gained extensive international experience while acting in the capacity of sales representative for Air Canada. Throughout his career Blair has continued to act as a consultant to various companies including London Fog and CIBC. Blair's extensive experience in sales as well as investment banking provides Triton with a valuable resource in the execution of its Business Plan.

         DAVID WORRALL (54). David has spent over thirty years as a successful entrepreneur and inventor. He was responsible for supervising 83 employees during his time with an outside contractor at a General Motors plant and led his division to the most profitable in the company. David has been successful in the development and sale of real estate projects and in the operation and sale of three automotive franchises. David's extensive network of personal contacts combined with his financial planning and management skills provides sound guidance to Triton.

         FAMILY RELATIONSHIPS:

         Guy Fietz and Blair J. McInnes are brothers-in-law.

         AUDIT COMMITTEE:

         The President and the Chief Financial Officer currently act as the Audit Committee to review the internal accounting procedures of the Company and to consult with and review the services provided by the Company's independent accountants. It is the Company's intention to establish an independent audit committee and has been in discussion with an independent financial expert regarding serving on the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the total compensation earned by, or paid to, the person's serving as the Company's and its subsidiaries President, Chief Executive Officer, Chief Financial Officer and Vice-Presidents during 2003, 2002 and 2001. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during 2003, 2002 and 2001.

                                        Annual compensation                           Long-term compensation
                               ----------------------------------      -------------------------------------------------------
                                                                                 Awards              Payouts
                                                                       -------------------------   ----------
                                                        Other                          Securities                     All
 Name and principal                                    annual            Restricted    Underlying                    other
      position         Year    Salary     Bonus     compensation           stock         Options        LTIP      compensation
--------------------  ------  --------   -------   --------------      -----------     ----------   ------------  -------------
Guy Fietz, President    2003     95,846
                        2002     58,333              127,333 (1)
                        2001     25,000               84,000 (1)

Les Hammond CFO         2003     17,084

Robin Legg,
VP-Business Dev.        2003     46,270
                        2002     10,278

Gordon MacLeod, VP-
Sales & Mark            2003     12,813


(1)  These represent the payment of dividends by Triton Global Communications Inc. prior to the acquisition by the Company.


         All amounts were paid through  Triton Global  Communications  Inc. in Canadian  dollars.  The amounts have been converted at a .711845 exchange rate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 25, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company and its subsidiaries; and (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities.

                                                                                   Amount and nature of beneficial
        Title of Class           Name and address of beneficial owner                    ownership (1)

                           Guy Fietz (2)
                           90 Mt. Assiniboine Circle, S.E.
                           Calgary, Alberta
Common stock               Canada T2Z 2N8                                        16,468,992         53.1%

                           SunTzu Trust
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                7,328,701         23.6%

                           Trans Research International Trust (3)
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                8,168,620         26.3%

                           Merlexis Trust (3)
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                3,381,633         10.9%

                           Blair J. McInnes (4)
                           78 Kinkora Drive
                           Winnipeg, Manitoba
Common stock               Canada R3R 2L6                                         8,168,620         26.3%

                           David Worrall (5)
                           58 Amalia Crescent
                           R.R. # 5
                           Belwood, Ontario
Common stock               Canada N0B 1J0                                         3,381,633         10.9%

                           Robin Legg
                           16 Valley Ponds Place N.W.
                           Calgary, Alberta
Common stock               Canada T3B 5T5                                         35,000            0.0%


(1)      Based on 31,027,597 shares issued and outstanding at September 20, 2003.  Applicable  percentage of ownership is based on 31,027,597  shares of common stock outstanding as of September 20, 2003 for each stockholder.  Beneficial  ownership is determined in accordance within the rules of the
         Commission and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities  exercisable  or  convertible  into shares of common stock that are currently exercisable or exercisable within 60 days of September 20, 2003 are deemed to be  beneficially  owned by the person  holding  such  options for the purpose of  computing  the percentage of ownership of such persons,  but are not treated as outstanding  for the purpose of computing the percentage ownership of any other person.

(2)      Guy Fietz is the Protector of SunTzu Trust and has voting  authority  over the stock held by the
         Trust. Consequently,  the 7,328,701 shares owned by the Trust are also included in the number of shares owned by Guy Fietz.

(3)      Trans Research  International  Trust holds 1,405,354 shares in beneficial trust for the Merlexis
         Trust and consequently Merlexis Trust also includes the additional 1,405,354 shares.


(4)      Blair McInnes is the Protector of Trans Research  International  Trust and has voting  authority over the stock held by the Trust. Consequently, the 8,168,620 shares owned by the Trust are also included in the number of shares owned by Blair McInnes.

(5)      David Worrall is the Protector of Merlexis Trust and has voting authority over the stock held by the Trust. Consequently, the 3,381,633 shares owned by the Trust are also included in the number of shares owned by David Worrall.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Triton Global Business Services Inc. acquired the right to purchase Triton Global Communications Inc. from Wayside Solutions Inc. for US $1,125,000. There were two common directors between Triton Global Business Services Inc. and Wayside. These directors disclosed their conflict-of-interest positions and refrained from voting on the transaction. With respect to the acquisition of Triton Global Communications Inc., Guy Fietz was a director of both Communications and Business. He also disclosed his conflict-of-interest position and refrained from voting on the acquisition. Separate groups of lawyers acted on behalf of the three companies and for Guy Fietz personally and all matters were properly and adequately documented.

         The Company has accrued $14,000 for professional services rendered by Jeremy Fietz, a brother of the President of the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (B)      REPORTS ON FORM 8-K:

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

         On May 30, 2003, BSD Software filed a Form 8-K attaching the audited financial statements of Triton Global Communications, Inc. for the years ended July 31, 2002 and 2001; the audited financial statements of Triton Global
Business Services, Inc. for the period ended July 31, 2002 and unaudited pro-forma consolidated financial statements of BSD Software, Inc. consisting of a balance sheet as of October 31, 2002 and statements of operations for the three months ended October 31, 2002 and for the year ended July 31, 2002.

         (C)      EXHIBITS:

EXHIBIT NO.       DESCRIPTION                                            LOCATION
---------------   -----------------------------------------------------  --------------------------------------------
2.1               Stock Exchange Agreement dated as of October 23,       Incorporated by reference to Exhibit 2.1 of
                  2002 among BSD Software, Triton Global Business        Form 8-K filed with the SEC on November 6,
                  Services and certain  former stockholders of Triton    2002
                  Global Business Services

2.2               Letter Agreement dated as of Incorporated by           Exhibit 2.2 of Form 8-K filed with the SEC on
                  reference to November 4, 2002, among BSD Software,     November 6, 2002
                  Triton Global Business Services and certain former
                  stockholders of Triton

3.1               Articles of Incorporation                              Incorporated by reference to Exhibit 3.1 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

3.2               Bylaws                                                 Incorporated by reference to Exhibit 3.2 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

31.1              Officer's Certificate pursuant to Section 302          Provided herewith

31.2              Officer's Certificate pursuant to Section 302          Provided herewith

32.1              Certification pursuant to 18 USC Section 1350 as       Provided herewith
                  adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                               2003                2002

         Audit fees                                             $   44,134
         Audit-related fees                 $   19,575
         Tax fees                                               $    1,067
         All other fees                     $    3,203

         These fees were paid in Canadian dollars through Triton Global Communications Inc. ("TRITON") and have been converted at .711845.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BSD Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BSD SOFTWARE SOLUTIONS


October 29, 2003             By: /S/ GUY FIETZ
                                 --------------------------------------
                             Guy Fietz, President and Director


                             By: /S/ LES HAMMOND
                                 --------------------------------------
                             Les Hammond, Principal Accounting Officer

                                  EXHIBIT 31.1

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*

         I, Guy Fietz, President, certify that:

         1. I have reviewed this form 10-KSB for the fiscal year ended July 31, 2003 of BSD Software, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15
(e)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Omitted;

                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 29, 2003                 By:    /S/ GUY FIETZ
         ----------------                        ----------------------------
                                          Name:  Guy Fietz
                                          Title: President

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                 EXHIBIT 31.1-1

                                  EXHIBIT 31.2

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*

     I, Les Hammond, principal accounting officer, certify that:

     1. I have reviewed this form 10-KSB for the fiscal year ended July 31, 2003 of BSD Software, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:    October 29, 2003                By:  /S/ LES HAMMOND
         ----------------                     ----------------------------------
                                         Name:    Les Hammond
                                         Title:   Principal Accounting Officer


*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                 EXHIBIT 31.2-1

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of BSD Software Solutions, Inc. (the "Company") on Form 10-KSB for the fiscal year ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:    October 29, 2003                 By:    /S/ GUY FIETZ
         ----------------                        -------------------------------
                                          Name:  Guy Fietz
                                          Title: President


                                          By:    /S/ LES HAMMOND
                                                 -------------------------------
                                          Name:  Les Hammond
                                          Title: Principal Accounting Officer


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to BSD Software Solutions, Inc. and will be retained by BSD Software Solutions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                 EXHIBIT 32.1-1

                      Consolidated Financial Statements of


                      BSD SOFTWARE, INC.
                      Year ended July 31, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of BSD Software, Inc.

We have audited the accompanying consolidated balance sheets of BSD Software, Inc. (the "Company") as at July 31, 2003 and July 31, 2002, and the related statements of operations and deficit, and cash flows for the periods then ended (note 3(b)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSD Software, Inc. as of July 31, 2003 and July 31, 2002, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants


Regina, Canada
October 17, 2003

BSD SOFTWARE, INC.
Consolidated Balance Sheets
July 31, 2003, with comparative figures for 2002

------------------------------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                           2003                  2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                             (note 3b)
Assets

Current assets:
    Cash in bank                                                                $      74,930      $            -
    Accounts receivable                                                               484,585                   -
    Income taxes recoverable                                                           31,484                   -
    Prepaid expenses                                                                   23,518                   -

    Advances receivable (note 5)                                                          -                  93,934
    --------------------------------------------------------------------------------------------------------------------
                                                                                      614,517                93,934

Property, plant and equipment (note 6)                                                271,852                   -
Right to acquire Triton Global Communications Inc.                                        -                       1

------------------------------------------------------------------------------------------------------------------------
                                                                                $     886,369      $         93,935
------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
    Accounts payable and accrued liabilities                                    $   2,588,345      $            -
    Shareholder loans (note 7)                                                        296,146                   -
    Due to Guy Fietz (note 8)                                                         333,865                   -
    Due to Wayside Solutions Inc. (note 9)                                            726,366               331,652
    Advances from investors (note 10)                                                 929,983               313,993
    Promissory note payable (note 11)                                                 137,253                   -
    --------------------------------------------------------------------------------------------------------------------
                                                                                    5,011,958               645,645


Stockholders' deficiency:
    Share capital (note 12):
        Authorized:
         Preferred stock 5,000,000 shares at
           $.001 par value
           Common stock 50,000,000 shares at $.001 par value
         Issued and Outstanding:
           30,710,427 common shares (2002 - 5,682,755)                                 30,711               609,002
           Additional paid-in capital                                               2,213,161                   -
    Deficit                                                                        (6,020,441)           (1,160,712)
    Accumulated other comprehensive loss                                             (349,020)                  -
    --------------------------------------------------------------------------------------------------------------------
                                                                                   (4,125,589)             (551,710)
Commitments and contingencies (note 14)

------------------------------------------------------------------------------------------------------------------------
                                                                                $     886,369      $         93,935
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                                       F-3

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Deficit

Year ended July 31, 2003, with comparative figures for the three month period ended July 31, 2002

------------------------------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                           2003                  2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                            (note 3b)
Revenue                                                                         $   2,910,883      $            -

Cost of goods sold                                                                  2,532,475                   -
------------------------------------------------------------------------------------------------------------------------
                                                                                      378,408                   -

Expenses:
      Administration                                                                  315,055                 1,264
      Interest and finance charges                                                    298,463                   -
      Professional fees                                                               458,842                   -
      Rent                                                                             54,274                   -
      Payroll                                                                         604,231                   -
      Amortization                                                                     62,600                   -
      ------------------------------------------------------------------------------------------------------------------
                                                                                    1,793,465                 1,264

------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (1,415,057)               (1,264)

Reduction in carrying value of goodwill (note 4)                                   (2,611,679)                  -
Impairment of property, plant and equipment                                          (992,399)                  -
Gain on sale of hotel properties business                                             159,406                   -
Write down of investment in Triton Global Communications Inc. (note 4)                    -              (1,159,448)


------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (4,859,729)           (1,160,712)

Deficit, beginning of period                                                       (1,160,712)                  -

------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                          $  (6,020,441)     $     (1,160,712)
------------------------------------------------------------------------------------------------------------------------

Basic and fully diluted earnings (loss) per share                               $       (0.19)
------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                                25,494,457
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                       F-4

BSD SOFTWARE, INC.

Consolidated Statements of Cash Flows


Year ended July 31, 2003, with comparative figures for the three month period ended July 31, 2002

------------------------------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                           2003                  2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                            (note 3b)
Cash flows from (used in):

Operations:
    Net loss                                                                    $  (4,859,729)     $     (1,160,712)
    Items not involving cash:
        Reduction in carrying value of goodwill                                     2,611,679                   -
        Impairment of property, plant and equipment                                   992,399                   -
        Non-cash financing costs                                                      242,148                   -
        Amortization                                                                   62,600                   -
        Write down of investment in Triton Global Communications Inc                      -               1,159,448
    Change in non-cash operating working capital:
        Accounts receivable                                                           207,012                   -
        Short term investments                                                         54,579                   -
        Prepaid expenses                                                               37,932                   -
        Accounts payable and accrued liabilities                                      391,705                   -
------------------------------------------------------------------------------------------------------------------------
                                                                                     (259,675)               (1,264)

Financing:
    Increase in shareholder loans                                                     296,146                   -
    Decrease in due to Guy Fietz                                                      (50,537)                  -
    Increase in due to Wayside Solutions Inc.                                         394,714               331,652
    Increase in advances from investors                                               580,990               313,993
    Decrease in promissory note payable                                              (317,559)                  -
    Issue of share capital                                                                  -               612,598
    Share issue costs                                                                 (48,317)               (3,596)
    --------------------------------------------------------------------------------------------------------------------
                                                                                      855,437             1,254,647

Investing:
    Purchase of property, plant and equipment                                         (17,222)                  -
    Cash acquired upon acquisition of Triton Global Communications Inc.               155,690                   -
    Advances to Triton Global Communications Inc. prior to acquisition               (487,411)                  -
    Investment acquisition costs                                                     (265,823)                  -
    Advances receivable                                                                93,934               (93,934)
    Purchase of right to acquire Triton Global Communications Inc.                        -              (1,159,449)
    --------------------------------------------------------------------------------------------------------------------
                                                                                     (520,832)           (1,253,383)

------------------------------------------------------------------------------------------------------------------------
Increase in cash position                                                              74,930                 1,264

Cash position, beginning of period                                                        -                     -

------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                                                    $      74,930      $            -
------------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to consolidated financial statements.

                                                           F-5

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements

Year ended July 31, 2003

--------------------------------------------------------------------------------

1.    Nature of business:

      BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry (note 4).

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-KSB and Regulation S-B of the Securities and Exchange Commission.

      The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Going concern:

      These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is some doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency and has been subject to various litigation during the period.

      The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the period ended July 31, 2003, management took actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

      The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond July 31, 2004.

      The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

3.    Significant accounting policies:

      (a) Property, plant and equipment

          Property, plant and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

--------------------------------------------------------------------------------
          Asset                                 Method
--------------------------------------------------------------------------------

          Office furniture and equipment      Straight line          5 years
          Computer equipment                  Straight line          5 years
          Computer software                   Straight line          3 years
          Leasehold improvements              Straight line          5 years

--------------------------------------------------------------------------------

          During the year, the Company's method of recording amortization changed to reflect a change in the assets' estimated useful life. These changes have been applied prospectively, with no change to prior periods. The net effect of the change on the current year is an increase in amortization expense and the deficit of approximately $4,500.

      (b) Principles of consolidation:

          The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. (the "Company") in a reverse takeover transaction effective November 4, 2002. As a result the Company changed its year end to July 31, 2003 and these statements reflect the consolidated operations of TGBSI from August 1, 2002 to July 31, 2003. All significant inter-company balances and transactions have been eliminated upon consolidation. The July 31, 2002 pre-transaction balance sheets and statements of operation and deficit and cash flows of the consolidated entity presented are those of TGBSI. As the comparative figures are for TGBSI, including share capital, earnings per share information has not been provided.

      (c) Translation of foreign currency:

          The functional currency of the operations is the Canadian dollar. The financial statements are reported in United States dollars and are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses. Resulting exchange differences are accumulated as a component of accumulated other comprehensive loss.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

3. Significant accounting policies (continued):

      (d) Revenue recognition:

          Revenue is recognized at the time that calls are transferred to the clearing house for billing to customers. Provisions are recorded for management's estimate of calls which cannot be billed or collected.

      (e) Impairment of property, plant and equipment:

          Property, plant and equipment must be assessed for potential impairment. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

          The Company has determined that an impairment loss exists on certain assets where there was no demonstrable business plan available to justify positive cash flows. As a result, an impairment loss has been recorded as an expense in the current period.

      (f) Goodwill:

          Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

          Subsequent to the acquisition of TGCI, the Company conducted the impairment test and determined the entire amount of goodwill to be impaired as significant operating losses had occurred and TGCI was facing a significant working capital deficiency (note 4).

      (g) Stock-Based Compensation:

          Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

  3. Significant accounting policies (continued):

      (h) Earnings (loss) per common share:

          Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of options, warrants and similar instruments.

4.    Change in control and acquisitions:

      The Company entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares of TGBSI (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

      As  a  result  of  these  transactions,   TGBSI  became  a  majority-owned
      subsidiary of the Company and the TGBSI Shareholders became the holders of 88.3% of the then 30,123,251 common shares of the Company.

      In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of the Company, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

      The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 33,180,776 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 87.65% of the issued and outstanding common shares of the Company. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

4.    Change in control and acquisitions (continued):

      As the TGBSI Shareholders ultimately control the Company, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

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
--------------------------------------------------------------------------------

      The above deficiency has been charged to the Company's deficit account and the financial statements reflect the financial position and results of TGBSI from the date of its incorporation on May 28, 2002 forward.
      Additional paid-in capital reflects the increase in share capital attributable to the carrying value of TGBSI's share capital. The continuity of the Company's issued share capital is outlined in note 12.

      TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

      Net deficiency acquired:

      Current liabilities                                         $   2,655,306
      Current assets                                                 (1,008,743)
      Property, plant and equipment                                  (1,171,081)
--------------------------------------------------------------------------------
                                                                        475,482
      Consideration paid:

      Note payable to Guy Fietz                                         401,250
      Shares of TGBSI issued                                          1,248,750
      Acquisition costs                                                 486,197
--------------------------------------------------------------------------------
                                                                      2,136,197

--------------------------------------------------------------------------------
      Goodwill upon acquisition of TGCI                           $   2,611,679
--------------------------------------------------------------------------------

      $220,374 of the above acquisition costs are included in accounts payable at the year end. Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations. Prior to the acquisition TGBSI had acquired the right to purchase TGCI for a total cost of $1,159,448. This amount was written down to a nominal value in the accounts of TGBSI during the 2002 fiscal year.

      Although the Company currently owns only 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $243,083, the full 100% of operating results will be reported with no off-setting minority interest.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

5.    Advances receivable:

      The advances receivable as at July 31, 2002 are accounts receivable of $25,002 from TGCI, a Company acquired subsequent to fiscal 2002 (note 4) and accounts receivable of $68,932 from Guy Fietz, a shareholder of the Company. Amounts bear interest at 10% per annum and are due on demand.


6. Property, plant and equipment:


--------------------------------------------------------------------------------
                                                                         2003
--------------------------------------------------------------------------------
                                                   Accumulated          Net book
                                      Cost        amortization             value
--------------------------------------------------------------------------------

Office furniture and equipment    $  119,821      $    34,807       $     85,014
Computer equipment                   204,134           68,763            135,371
Computer software                     89,912           47,913             41,999
Leasehold improvements                13,526            4,058              9,468

--------------------------------------------------------------------------------
                                  $  427,393      $   155,541       $    271,852
--------------------------------------------------------------------------------


7.    Shareholder loans:

      Amounts due to shareholders bear interest at 8% per annum and are due on demand.

8.    Due to Guy Fietz:

      Amounts due to Guy Fietz, a shareholder, bear interest at 10% per annum and are due on demand.

9.    Due to Wayside Solutions Inc.:

      Amounts due to Wayside Solutions Inc., a company owned in part by the President of TGBSI, bear interest at 10% per annum and are due on demand. A general security agreement has been provided by TGBSI to Wayside Solutions Inc. as collateral.

10.   Advances from investors:

      The Company has received $929,983 from investors for the purchase of common shares of TGBSI. TGBSI is in the process of finalizing the issue of the related share capital.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

11.   Promissory note payable:

      The Company borrowed $137,253 from a third party supplier in exchange for a promissory note. The note is payable on demand, bears interest at 9% per annum and a shareholder has guaranteed these obligations. As the Company in turn indemnified the shareholder, no amount has been included as an expense for this guarantee in the current year. The funds were repaid and the note cancelled subsequent to the year end.

12.   Share capital:

      The authorized common shares consist of 50,000,000 shares at $.001 par value.

      The following reflects the number of issued common shares at that their stated capital of $0.001 per share.

--------------------------------------------------------------------------------
                                           Number of Shares      Paid-up capital
--------------------------------------------------------------------------------


Balance, August 1, 2002                            1,893,600       $      1,894

Issued to TGBSI shareholders (note 4)             26,613,891             26,614

Issued to BSD shareholders (note 4)                1,615,760              1,616

Issued shares during November 4, 2002 to
  January 31, 2003                                 5,632,778              5,632

Issued shares during period February 1 to
  April 30, 2003                                     190,000                190

Shares cancelled                                  (5,235,602)            (5,235)

--------------------------------------------------------------------------------
Balance, July 31, 2003                            30,710,427       $     30,711
--------------------------------------------------------------------------------

The additional paid-in capital of these shares is $2,063,161, which includes a charge for share issue costs of $48,317 and reflects the incremental carrying value of TGBSI's share capital at the time when the reverse takeover transaction occurred (see note 4).

The 190,000 shares issued from February 1 to April 30, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced. An expense of $38,000 has been recorded at a rate of $0.20 per share as a financing cost included in interest and finance charges.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

12.   Share capital (continued):

      The Company is obligated to issue 317,170 common shares to individuals for financing, legal and employment services received during the current year. Expenses of $100,868, $14,000 and $12,000 have been recorded in interest and finance charges, professional fees and payroll, respectively. A liability of $126,868 has been accrued at a rate of $0.40 per share, based upon the trading value of the shares at the date of issue. Subsequent to year end, the Company issued the 317,170 shares as consideration for services rendered. The $14,000 in professional fees is payable to Jeremy Fietz, the brother of the President of the Company.

      On May 14, 2003 the Company entered into an agreement to issue warrants for 1,000,000 common shares, at an exercise price of $0.25 to a corporation as consideration for consulting services. The right to exercise the warrants expires August 31, 2005. These warrants were issued on August 20, 2003. Management's best estimate of the fair value of the shares at the time of the Agreement was approximately $0.40, as a result a charge for $150,000 has been recorded as professional fees expense in the current year.

      As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. As of October 17, 2003 these options had not been issued.

      In November of 2002, certain shareholders of the Company entered into Accommodation Agreements with the Company to assist with financing corporate operations. Under those Accommodation Agreements the Company will be obligated to issue up to 657,000 shares if certain conditions are not fulfilled by December 5, 2003.

13.   Income taxes:

      Income tax recovery differs from the amount that would be computed by applying the Federal and Provincial statutory income tax rate of 35 per cent (2002 - 36 per cent) for the following reasons:

--------------------------------------------------------------------------------
                                                         2003           2002
--------------------------------------------------------------------------------


Computed income tax recovery                       $  (1,608,202)     $     454

Non taxable items and other differences                  457,044           (454)

Change in valuation allowance                          1,151,158            -
--------------------------------------------------------------------------------
                                                   $         -        $     -
--------------------------------------------------------------------------------

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

13.   Income taxes (continued):


      The tax effects of temporary differences that give rise to future tax assets and future tax liabilities are presented below:

--------------------------------------------------------------------------------
                                                               2003        2002
--------------------------------------------------------------------------------

      Future tax assets:
        Non-capital losses                                   $ 324,864   $     -

        Capital assets - difference in net book value
           and undepreciated capital cost                      369,250         -

        Tax value of investment greater than accounting        457,044         -
--------------------------------------------------------------------------------
                                                             1,151,158         -
      Less valuation allowance                               1,151,158         -
--------------------------------------------------------------------------------
                                                                     -         -
      Future tax liabilities                                         -         -
--------------------------------------------------------------------------------
      Net future tax assets                                 $        -   $     -
--------------------------------------------------------------------------------

      The Corporation has approximately $928,183 of non-capital losses available at July 31, 2003 to reduce taxable income of future years. These losses expire in periods from 2004 through 2010.

14.   Commitments and contingencies:

      The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the period totalled $138,353. Future lease payments will aggregate $618,944 as follows:

                     2004                           $    126,712
                     2005                                122,931
                     2006                                129,040
                     2007                                129,253
                     2008                                111,008
                                                    ------------
                                                    $    618,944
                                                    ============

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

14.   Commitments and contingencies (continued):

      In the normal course of operations the Company is subject to claims and lawsuits. The Company is currently involved in various claims and litigation which they are defending. The Company or its subsidiaries are aware of the following legal proceedings:

           In December 2002, TGCI sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against TGCI for $169,000 alleging breach of contract. TGCI believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.

           In June 2003, PBJ Holdings Inc. filed a Statement of Claim against TGBSI. in the Court Of Queen's Bench of Alberta for breach of contract alleging that TGBSI failed to pay $ 25,000 for the introduction of TGBSI. to BSD Software Inc. TGBSI intends to defend the claim and to file a counterclaim against PBJ Holdings Inc. and its principals.

      In addition to the foregoing, the Company or its subsidiaries have been threatened with the following legal actions:

           In March 2003, Michael Bridges, a former employee of TGCI, threatened legal action against TGCI for an alleged breach of contract for amounts owed under an employment contract. Mr. Bridges alleges damages of $94,000, plus 2,500 shares of stock and legal fees. TGCI disputes the allegations and intends to defend any such action brought in the future.

           In May 2003, M.A.C. Inc. threatened legal action against TGCI for alleged violations of the Texas Deceptive Trade Practices Act. M.A.C. alleges damages of $368,000, which is 10 times the actual damages allegedly suffered by M.A.C.

           In May 2003, Loralee Duncan, a former employee of Triton, threatened legal action against Triton for an alleged wrongful termination. Ms. Duncan alleges damages of Cdn. $106,000. Triton disputes the allegations and intends to defend any such action brought in the future.

      As of July 31, 2003 management has accrued a provision based upon their best estimate as to the likely outcome of these claims. This provision has been charged to administration expense during the current period.

15.   Financial instruments:

      Accounts receivable with two customers represent approximately 72% of the balance of accounts receivable as at July 31, 2003. It is the opinion of management that these accounts do not represent a significant credit risk.

      A majority of the company's purchases are from one specific vendor.

      The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

BSD SOFTWARE, INC.
Notes to Consolidated Fianncial Statements

Year ended July 31, 2003
--------------------------------------------------------------------------------

15.   Financial instruments (continued):

      The fair value of the following financial assets and financial liabilities approximates fair value due to their immediate or short-term maturity:

                o        cash in bank;
                o        accounts receivable;
                o        income taxes recoverable;
                o        accounts payable and accrued liabilities;
                o        shareholder loans;
                o        due to Guy Fietz;
                o        due to Wayside Solutions Inc.;
                o        advances from investors; and
                o        promissory note payable.