Form 10QSB
period 2003-10-31
BSD SOFTWARE INC
filed 2003-12-12
CIK 1092976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Three Months Ended October 31, 2003


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

                       As of October 31, 2003, there were
                      31,027,597 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                                     PART I

                              FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                    THREE MONTH PERIOD ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

Consolidated Interim Financial Statements of


BSD SOFTWARE, INC.
Three Months ended October 31, 2003
(Unaudited)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet
October 31, 2003, with comparative figures as at July 31, 2003
(Unaudited)

--------------------------------------------------------------------------------------------
(U.S. dollars)                                                  October 31         July 31
--------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash in bank                                                 $   140,733       $    74,930
  Accounts receivable                                              659,460           484,585
  Income taxes recoverable                                          33,543            31,484
  Prepaid expenses                                                  22,567            23,518
--------------------------------------------------------------------------------------------
                                                                   856,303           614,517

Property, plant and equipment (note 5)                             234,085           271,852
--------------------------------------------------------------------------------------------
                                                               $ 1,090,388       $   886,369
--------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities                     $ 2,993,084       $ 2,725,598
  Shareholder loans (note 6)                                       315,505           296,146
  Due to Guy Fietz (note 7)                                        355,691           333,865
  Due to Wayside Solutions Inc. (note 8)                           735,932           726,366
  Advances from investors (note 9)                                 953,491           929,983
--------------------------------------------------------------------------------------------
                                                                 5,353,703         5,011,958

Stockholders' deficiency:
  Share capital (note 10):
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value
      Common stock 50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,027,597 common shares (July 31 - 30,710,427)               31,028            30,711
      Additional paid-in capital                                 2,471,736         2,213,161
  Deficit                                                       (6,036,634)       (6,020,441)
  Accumulated other comprehensive loss                            (729,645)         (349,020)
--------------------------------------------------------------------------------------------
                                                                (4,263,315)       (4,125,589)

Commitments and contingencies (note 2 and 12)
--------------------------------------------------------------------------------------------
                                                               $ 1,090,388       $   886,369
--------------------------------------------------------------------------------------------


      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit
Three months ended October 31, 2003, with comparative figures for the three month period ended October 31, 2002 (Unaudited)

-----------------------------------------------------------------------------------------------
(U.S. dollars)                                                       2003            2002
-----------------------------------------------------------------------------------------------
                                                                                   (note 3b)
Revenue                                                         $  1,027,043     $      9,277

Cost of goods sold                                                   762,405               --
-----------------------------------------------------------------------------------------------
                                                                     264,638            9,277

Expenses:
  Administration                                                      31,312               --
  Interest and finance charges                                       132,685           31,707
  Professional fees                                                   26,966            2,125
  Rent                                                                30,840               --
  Payroll                                                             91,230               --
  Amortization                                                        18,888               --
-----------------------------------------------------------------------------------------------
                                                                     331,921           33,832
-----------------------------------------------------------------------------------------------

Net loss before the following                                        (67,283)         (24,555)

Reduction in carrying value of goodwill (note 4)                          --       (2,289,671)
Gain on sale of hotel properties business                             51,090               --
-----------------------------------------------------------------------------------------------

Net loss                                                             (16,193)      (2,314,226)

Deficit, beginning of period                                      (6,020,441)      (1,160,712)
-----------------------------------------------------------------------------------------------

Deficit, end of period                                          $ (6,036,634)    $ (3,474,938)
-----------------------------------------------------------------------------------------------

Basic and fully diluted loss per share                          $      (0.00)
-----------------------------------------------------------------------------------------------

Weighted average shares outstanding                               31,962,095
-----------------------------------------------------------------------------------------------


      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows
Three month period ended October 31, 2003, with comparative figures for the three month period ended October 31, 2002
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                                  2003             2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                                               (note 3b)
Cash flows from (used in):
  Operations:
    Net loss                                                                                 $   (16,193)    $(2,314,226)
    Items not involving cash:
      Non-cash financing costs                                                                    98,550              --
      Amortization                                                                                18,888              --
      Reduction in carrying value of goodwill                                                         --       2,289,671
    Change in non-cash operating working capital:
      Accounts receivable                                                                       (174,935)             --
      Prepaid expenses                                                                               951              --
      Accounts payable and accrued liabilities                                                   103,354          10,423
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  30,615         (14,132)

Financing:
  Increase in due to Wayside Solutions Inc.                                                           --         213,598
  Increase in advances from investors                                                                 --         433,306
  Decrease in due to Guy Fietz                                                                        --         (70,852)
  Issue of share capital                                                                              --          (3,210)
  Share issue costs                                                                                   --         (27,128)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      --         545,714

Investing:
  Proceeds on sale of property, plant and equipment                                               35,188              --
  Advances from Triton Global Business Services Inc.                                                  --        (487,411)
  Advances receivable                                                                                 --          93,934
  Investment acquisition costs                                                                        --        (125,699)
  Cash acquired on acquisition of Triton Global Communications Inc.                                   --         155,690
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  35,188        (363,486)
-------------------------------------------------------------------------------------------------------------------------

Increase in cash position                                                                         65,803         168,096

Cash position, beginning of period                                                                74,930              --
-------------------------------------------------------------------------------------------------------------------------

Cash position, end of period                                                                 $   140,733     $   168,096
-------------------------------------------------------------------------------------------------------------------------


      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry (note 4).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited financial statements on Form 10-KSB for the period ended July 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004.

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

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current period.

2. Going concern:

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency and has been subject to various litigation.

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the period ended October 31, 2003, management took actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

2. Going concern (continued):

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

3. Significant accounting policies:

(a)      Property, plant and equipment

Property, plant and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

--------------------------------- -------------------- -------------------------
Asset                             Method
--------------------------------- -------------------- -------------------------
Office furniture and equipment    Straight line        5 years
Computer equipment                Straight line        5 years
Computer software                 Straight line        3 years
Leasehold improvements            Straight line        5 years


(b)      Principles of consolidation:

The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. (the "Company") in a reverse takeover transaction effective November 4, 2002. As a result the Company changed its year

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

3.       Significant accounting policies (continued):

end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to October 31, 2003. All significant inter-company balances and transactions have been eliminated upon consolidation. The October 31, 2002 pre-transaction statements of operations and deficit and cash flows of the consolidated entity presented are those of TGBSI. As the comparative figures are for TGBSI, including share capital, earnings per share information has not been provided.

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

(f)      Stock-Based Compensation:

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

3.       Significant accounting policies (continued):

 (g)     Earnings (loss) per common share:

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

The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 33,497,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 86.82% of the issued and outstanding common shares of the Company. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

4. Change in control and acquisitions (continued):

As the TGBSI Shareholders ultimately control the Company, TGBSI was designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

Investments and marketable securities          $      404
Accounts payable and accrued liabilities           (2,040)
----------------------------------------------------------
Working capital deficiency assumed             $   (1,636)
----------------------------------------------------------


The above deficiency was charged to the Company's deficit account and the financial statements reflect the financial position and results of TGBSI from the date of its incorporation on May 28, 2002 forward. Additional paid-in capital reflects the increase in share capital attributable to the carrying value of TGBSI's share capital. The continuity of the Company's issued share capital is outlined in note 10.

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

Net deficiency acquired:
  Current liabilities                                     $ 2,655,306
  Current assets                                           (1,008,743)
  Property, plant and equipment                            (1,171,081)
----------------------------------------------------------------------
                                                              475,482

Consideration paid:
  Note payable to Guy Fietz                                   401,250
  Shares of TGBSI issued                                    1,248,750
  Acquisition costs                                           486,197
                                                            2,136,197
----------------------------------------------------------------------

Goodwill upon acquisition of TGCI                         $ 2,611,679
----------------------------------------------------------------------


$219,152 of the above acquisition costs were included in accounts payable at October 31, 2003. Subsequent to the acquisition the entire amount of goodwill was written off and charged to operations during the year ended July 31, 2003. Prior to the acquisition TGBSI had acquired the right to purchase TGCI for a total cost of $1,159,448. This amount was written down to a nominal value in the accounts of TGBSI during the 2002 fiscal year.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

4. Change in control and acquisitions (continued):

Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2003 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $246,998, the full 100% of operating results will be reported with no off-setting minority interest.

5. Property, plant and equipment:

                                                                     October 31, 2003   July 31, 2003
--------------------------------- ----------------- ---------------- ----------------- ----------------
                                                      Accumulated        Net book         Net Book
                                        Cost         amortization         value             value
--------------------------------- ----------------- ---------------- ----------------- ----------------
Office furniture and equipment       $     107,342     $     37,494      $     69,848     $     85,014
Computer equipment                         201,768           86,345           115,423          135,371
Computer software                           95,789           56,342            39,447           41,999
Leasehold improvements                      14,412            5,045             9,367            9,468
--------------------------------- ----------------- ---------------- ----------------- ----------------
                                     $     419,311     $    185,226      $    234,085     $    271,852
--------------------------------- ----------------- ---------------- ----------------- ----------------


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

9. Advances from investors:

The Company has received $953,491 from investors for the purchase of common shares of TGBSI. TGBSI is in the process of finalizing the issue of the related share capital.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

10. Share capital:

The authorized common shares consist of 50,000,000 shares at $.001 par value.

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

----------------------------------------------------------------------------------------------------------
                                                                               Number of
                                                                                Shares     Paid-up capital
----------------------------------------------------------------------------------------------------------
Balance, August 1, 2002                                                         1,893,600      $    1,894
Issued to TGBSI shareholders (note 4)                                          26,613,891          26,614
Issued to BSD shareholders (note 4)                                             1,615,760           1,616
Issued shares during period November 4, 2002 to January 31, 2003                5,632,778           5,632
Issued shares during period February 1 to April 30, 2003                          190,000             190
Shares cancelled                                                              (5,235,602)         (5,235)
----------------------------------------------------------------------------------------------------------

Balance, July 31, 2003                                                         30,710,427      $   30,711

Issued shares during period August 1 to October 31, 2003                          317,170             317
----------------------------------------------------------------------------------------------------------

Balance, October 31, 2003                                                      31,027,597      $   31,028
----------------------------------------------------------------------------------------------------------


The 317,170 shares issued from August 1 to October 31, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced, legal fees of $14,000 and payroll costs of $12,000. An expense of $100,868 had been recorded at a rate of $0.40 per share as a financing cost included in interest and finance charges for the year ended July 31, 2003. The legal fees and payroll costs were also recorded for the year ended July 31, 2003.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

10.      Share capital (continued):

On May 14, 2003 the Company entered into an agreement to issue warrants for 1,000,000 common shares, at an exercise price of $0.25 to a corporation as consideration for consulting services. The right to exercise the warrants expires August 31, 2005. These warrants were issued on August 20, 2003. Management's best estimate of the fair value of the shares at the time of the Agreement was approximately $0.40, as a result a charge for $150,000 was recorded as professional fees expense during the year ended July 31, 2003.

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. As of December 5, 2003 these options had not been issued.

In November of 2002, certain shareholders of the Company entered into Accommodation Agreements with the Company to assist with financing corporate operations. Under those Accommodation Agreements the Company has issued 657,000 shares subsequent to October 31, 2003. Management's best estimate of the fair value of the shares at the time the Company determined it was obligated to issue the shares was approximately $.15; as a result, an expense of $ 98,550 has been recorded as financing fees during the current period.

11.      Income taxes:

Income tax recovery differs from the amount that would be computed by applying the Federal and Provincial statutory income tax rate of 35 per cent for the following reasons:

------------------------------------------------------------------------------
                                                    October 31,      July 31,
                                                      2003             2003
------------------------------------------------------------------------------

Computed income tax recovery                        $ (5,668)    $  (1,608,202)
Non taxable items and other differences               (7,780)          457,044
Change in valuation allowance                         13,448         1,151,158
-------------------------------------------------------------- ----------------
                                                    $     --     $          --
-------------------------------------------------------------- ----------------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

11.      Income taxes (continued):

The tax effects of temporary differences that give rise to future tax assets and future tax liabilities are presented below:

-------------------------------------------------------------------------------------------------------------------------
                                                                                      October 31, 2003      July 31, 2003
-------------------------------------------------------------------------------------------------------------------------

Future tax assets:
  Non-capital losses                                                                   $     343,766       $     324,864

  Capital assets - difference in net book value and undepreciated capital cost               370,219             369,250

  Tax value of investment greater than accounting                                            450,621             457,044
-------------------------------------------------------------------------------------------------------------------------
                                                                                           1,164,606           1,151,158

Less valuation allowance                                                                   1,164,606           1,151,158
-------------------------------------------------------------------------------------------------------------------------

Future tax liabilities                                                                             -                   -
-------------------------------------------------------------------------------------------------------------------------

Net future tax assets                                                                    $         -         $         -
-------------------------------------------------------------------------------------------------------------------------


The Company had approximately $928,183 of non-capital losses available at July 31, 2003 to reduce taxable income of future years. These losses expire in periods from 2004 through 2010.

12.      Commitments and contingencies:

The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the period totalled $30,840. Future lease payments will aggregate $618,944 as follows:

         2004               $ 126,712
         2005                 122,931
         2006                 129,040
         2007                 129,253
         2008                 111,008
                            ---------
                            $ 618,944
                            ---------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

12.      Commitments and contingencies (continued):

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

In June 2003, PBJ Holdings Inc. filed a Statement of Claim against TGBSI in the Court Of Queen's Bench of Alberta for breach of contract alleging that TGBSI failed to pay $125,000 for the introduction of TGBSI to BSD Software Inc. TGBSI intends to defend the claim and to file a counterclaim against PBJ Holdings Inc. and its principals.

In addition to the forgoing, the Company or its subsidiaries have been threatened with the following legal actions:

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

As of July 31, 2003 management had accrued a provision based upon their best estimate as to the likely outcome of these claims. This provision was charged to administration expense during the year ended July 31, 2003.

13.      Financial instruments:

Accounts receivable with two customers represent approximately 72% of the balance of accounts receivable as at October 31, 2003. It is the opinion of management that these accounts do not represent a significant credit risk.

A majority of the Company's purchases are from three specific vendors.

The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Three month period ended October 31, 2003
(Unaudited)

13.      Financial instruments (continued):

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

         o        due to Wayside Solutions Inc.; and

         o        advances from investors.

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

         The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of BSD Software. As a result, after such additional exchange a total of 33,497,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 86.82% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to BSD Software for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

Investments and marketable securities                                   $   404
Accounts payable and accrued liabilities                                 (2,040)
                                                                        -------
Working capital deficiency assumed                                      $(1,636)
                                                                        =======


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

         TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

NET DEFICIENCY ACQUIRED:
  Current liabilities                                               $ 2,655,306
  Current assets                                                     (1,008,743)
  Property, plant and equipment                                      (1,171,081)
                                                                    -----------
                                                                        475,482
CONSIDERATION PAID:
  Note payable to Guy Fietz                                             401,250
  Shares of TGBSI issued                                              1,248,750
  Acquisition costs                                                     486,197
                                                                    -----------
  Goodwill upon acquisition of TGCI                                 $ 2,611,679


         Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2003 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $246,998 the full 100% of operating results will be reported with no off-setting minority interest.


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

         Triton has aligned itself to provide globally accessible products, coupled with sophisticated proprietary technology, allowing it to offer this global marketplace fully-integrated or unbundled solutions. We believe that the future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services thus increasing market penetration.

         Triton's technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscription services and e-Commerce transactions and place the charges on the billing medium of the end users choice.


Products And Services

         Triton has sophisticated proprietary software and hardware services that are capable of processing call records for telecommunications companies worldwide. They track and process bills for a wide range of services, from local and long distance operator services as well as paging, voice mail, caller ID, phone cards and other "ease of access", 0+Plus dialing solutions. Triton has also developed "flat-fee" billing solutions that are expected to benefit Internet content and service providers. With the addition of services for the Internet community, we believe Triton has moved to meeting the needs of an even broader range of communications companies.

         The following is a list of Triton's product offerings:

         LIVE AND AUTOMATED OPERATOR/AGENT SERVICES

         o        Global and Domestic Origination

                  - Carriers

                  - Hospitality Providers

                  - Payphone Providers

         o        Directory Assistance

                  - North America

                  - International

                  - Enhanced Information Services

         o        BILLING SERVICES

                  - North American Local Exchange Carrier (LEC) Billing

                  - Online Subscription Based Billing

                  - Web-Based Transaction Billing (e-Commerce)

         o        PLANNED SERVICE OFFERINGS

                  - E-Business Support Services

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


Next Generation Internet Protocol (IP) Enabled Operator Services Platform

         We believe that our planned and developed next-generation platform implementation will provide a multimedia, multi-channel call center system that will go beyond the capabilities of traditional call center technology. It is intended to support not only voice telephone calls, but also live multimedia communication sessions via the Internet. It is also intended to manage and distribute not only live calls, but also messages, including voice, fax, and e-mail messages. It should also support remote agents and multiple site operation transparently via a managed IP WAN. Agents are location-independent, and multiple call center sites can be managed as a single entity capable of distributing calls to any agent in any site or location.

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


Results Of Operations For The Three Months Ended October 31, 2003


         Revenue

         We had revenue of $1,027,043 for the three months ended October 31, 2003. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies and providing operator assisted calls for Canadian hotels. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.


         Cost Of Goods Sold

         Cost of goods sold, for the three months ended October 31, 2003, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

         Expenses

         For the three months ended October 31, 2003, we had total expenses of $331,921. Total expenses are comprised of the following items:

                                                                THREE MONTHS
                                                                   ENDED
                        DESCRIPTION                           OCTOBER 31, 2003
                        -----------                           ----------------
                        Administration                             $    31,312
                        Interest and finance charges                   132,685
                          Professional Fees                             26,966
                          Rent                                          30,840
                          Payroll                                       91,230
                          Amortization                                  18,888
                                                                   -----------
                            TOTAL                                  $   331,921
                                                                   ===========


         Professional fees consist of primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 6 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.


         Net Loss

         The items specified above resulted in a net loss of $16,193 for the three months ended October 31, 2003.


Critical Accounting Policies


         Principals Of Consolidation

         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. TGBSI has been designated as the acquiror in this transaction. As a result BSD changed its year end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to October 31, 2003. All significant intercompany balances and transactions have been eliminated upon consolidation.


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

         BSD Software's ability to continue as a going concern is dependent upon management's ability to raise additional financing. Management is continuing to take action to improve operating profits and is in the process of attempting to secure additional financing.

         The ability of BSD Software to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these interim financial statements. There is no certainty that these and other strategies will be sufficient to permit BSD Software to continue beyond July 31, 2004.

         The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


Minority Interest In TGBSI

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $246,998, the full 100% of operating results will be reported with no off-setting minority interest.


Liquidity And Capital Resources

         At October 31, 2003, we had a cash balance of $ 140,733. Historically, we have met our cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, as well as loans from the former stockholders of Triton. At October 31, 2003, we had negative working capital of $4,497,400 which means that our current liabilities exceeded our current assets by $4,497,400 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consists of cash and cash equivalents of $140,733, accounts receivable of $659,460, income taxes recoverable of $33,543 and prepaid expenses of $22,567. Current liabilities consist of accounts payable and accrued liabilities of $2,993,084; shareholder loans of $671,196; advances from Wayside Solutions of $735,932; and advances from investors of $953,491.

         We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,500,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of our current liabilities of $5,353,703. Of the total current liabilities, we expect that $953,491 of advances from investors and a portion of the shareholder loans will be satisfied by converting into equity. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans. We will need to curtail operations or liquidate assets in order to continue operations beyond July 31, 2004, unless we raise substantial capital from the sale of equity and debt securities prior to that date. There is no certainty that we can raise the necessary capital prior to July 31, 2004.

         Currently, BSD Software is in the process of attempting to obtain financing from alternate sources. If financing from these sources is not obtained by July 31, 2004, it may be necessary to curtail operations or liquidate assets. On March 20, 2003, we entered into two letters of intent to raise cash from the sale of securities pursuant to an equity line of credit and convertible debenture. With respect to the equity line, the investor has agreed to fund us up to $10 million from time to time over 24 months after we have registered the resale of the common stock to be purchased under the equity line of credit. Under the equity line, we may request advances of $420,000 every 30-days, with a maximum of $140,000 per advance. The purchase price of the common stock to be issued under the equity will be equal to 95% of the lowest closing bid price of our common stock during the 5 trading days preceding an advance notice. We have agreed to pay the investor 5% of each advance, as well as a one-time commitment fee equal to $400,000, payable by the issuance of common stock at the closing bid price on the date the transaction is closed. With respect to the debentures, the investor has agreed to fund us $500,000. The debentures will be convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date, whichever is higher. These convertible debentures will accrue interest at a rate of 5% per year and will be convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

         Net Cash From Operations. Net cash from operations was $30,615 for the three months ended October 31, 2003. The use of cash by operations was principally the result of an increase in accounts receivable of $174,935, an increase in accounts payable of $103,354, amortization of $18,888 and non-cash financing costs of $198,550.

         Net Cash From Investing. Net cash from investing was $35,188 for the three months ended October 31, 2003 resulting from proceeds on sale of property, plant and equipment.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between August 1, 2003 and October 31, 2003, BSD Software issued unregistered stock in the following transactions. All of these transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933. On August 13, 2003, BSD Software issued the following securities as compensation for loan extensions, legal services and payroll.

New Haven Management Limited     Aug 19, 2003          105,000  common shares
CSI International Inc.           Aug 19, 2003           48,160  common shares
Joel Michel                      Aug 19, 2003           50,000  common shares
Marfac Industries Ltd.           Aug 19, 2003           20,250  common shares
Ronald Bouwman                   Aug 19, 2003           15,000  common shares
Robin Legg                       Aug 19, 2003           30,000  common shares
Howard Morry                     Aug 19, 2003           13,760  common shares
Jeremy Fietz                     Aug 19, 2003           35,000  common shares

         The shares issued to New Haven, CSI, Joel Michel, Ronald Bouwman and Howard Morry were issued as compensation for the granting of loan extensions on the basis of one common share for each dollar advanced.

         The shares issued to Robin Legg were compensation in lieu of salary.

         The shares issued to Jeremy Fietz were for legal services rendered.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 11, 2003.

BSD SOFTWARE, INC.

By:      /s/ Guy Fietz
         -----------------------------------------
Name:    Guy Fietz
Title:   President (Principal Executive Officer)


By:      /s/ Les Hammond
         -----------------------------------------
Name:    Les Hammond
Title:   Chief Financial Officer (Principal Financial Officer)