Form 10QSB
period 2004-01-31
BSD SOFTWARE INC
filed 2004-03-15
CIK 1092976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    |X| QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Six Months Ended January 31, 2004


            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934


                               BSD SOFTWARE, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA

          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                     0-27075

                               ------------------
                              (Commission File No.)

                                    1-1586472

                         ------------------------------
                        (IRS Employer Identification No.)

                                   SUITE 300
                               5824 2ND STREET S.W.
                                CALGARY, ALBERTA
                                 CANADA T2H 0H2

                     -------------------------------------
                    (Address of principal executive offices)

                                 (403) 257-7090

                          -----------------------------
                         (Registrant's telephone number)

                       As of January 31, 2004, there were
                      31,684,597 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES  |_|   NO  |X|

                                     PART I

                              FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                     SIX MONTH PERIOD ENDED JANUARY 31, 2004
                                   (UNAUDITED)

Consolidated Interim Financial Statements of

BSD SOFTWARE, INC.
Six Months ended January 31, 2004
(Unaudited)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet
January 31, 2004, with comparative figures as at July 31, 2003
(Unaudited)

-----------------------------------------------------------------------------------
(U.S. dollars)                                        January 31         July 31
-----------------------------------------------------------------------------------
Assets

Current assets:

  Cash in bank                                     $    39,335       $    74,930
  Accounts receivable                                1,136,468           484,585
  Income taxes recoverable                              33,385            31,484
  Prepaid expenses                                      17,412            23,518
----------------------------------------------------------------------------------
                                                     1,226,600           614,517

Property, plant and equipment (note 5)                 213,682           271,852
-----------------------------------------------------------------------------------
                                                   $ 1,440,282       $   886,369
-----------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:

  Accounts payable and accrued liabilities         $ 3,221,174       $ 2,725,598
  Shareholder loans (note 6)                           312,529           296,146
  Due to Guy Fietz (note 7)                            354,026           333,865
  Due to Wayside Solutions Inc. (note 8)               679,649           726,366
  Advances from investors                                 --             929,983
  Notes Payable (note 9)                                55,282               --
 --------------------------------------------------------------------------------
                                                     4,622,660         5,011,958

Stockholders' deficiency:
  Share capital (note 10):

    Authorized:
      Preferred  stock 5,000,000 shares at $.001 par value
      Common stock 50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,684,597 common shares (July 31 - 30,710,427)   31,685            30,711
      Additional paid-in capital                     3,446,630         2,213,161
  Deficit                                           (5,958,365)       (6,020,441)
  Accumulated other comprehensive loss                (702,328)         (349,020)
----------------------------------------------------------------------------------
                                                    (3,182,378)       (4,125,589)

Commitments and contingencies (note 12)                     --                --
----------------------------------------------------------------------------------
                                                   $ 1,440,282       $   886,369
----------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit

Three month and six month periods ended January 31, 2004, with comparative figures for January 31, 2003 (Unaudited)

----------------------------------------------------------------------------------------------
                                            Three Months                Six Months
(U.S. dollars)                            2004        2003          2004        2003
----------------------------------------------------------------------------------------------
Revenue                              $1,662,519    $  849,201     $2,688,700    $  849,565

Cost of goods sold                    1,203,332       799,656      1,974,037       799,656
----------------------------------------------------------------------------------------------
                                        459,187        49,545        714,663        49,909

Expenses:
  Administration                         35,797       195,529         66,719       218,380
  Interest and finance charges           42,759            --        174,970            --
  Professional fees                     122,207        69,142        149,173        71,290
  Rent                                   32,886        18,166         63,728        18,166
  Payroll                               127,683       287,785        210,613       287,785
  Amortization                           19,586        23,843         38,474        23,843
---------------------------------------------------------------------------------------------
                                        380,918       594,465        703,677       619,464
---------------------------------------------------------------------------------------------

Income (loss) before the following       78,269      (544,920)        10,986      (569,555)

Reduction in carrying value of goodwill
(note 4)                                     --       322,088             --     2,611,679
Gain on sale of hotel properties business    --            --         51,090            --
--------------------------------------------------------------------------------------------
Net income (loss)                        78,269      (867,008)        62,076    (3,181,234)

Deficit, beginning of period         (6,036,634)   (3,474,938)    (6,020,441)   (1,160,712)
--------------------------------------------------------------------------------------------

Deficit, end of period              $(5,958,365)  $(4,341,946)   $(5,958,365)  $(4,341,946)
--------------------------------------------------------------------------------------------

Basic and fully diluted
loss per share                      $      0.00   $     (0.03)   $      0.00   $     (0.20)
--------------------------------------------------------------------------------------------

Weighted average shares
outstanding                          32,648,891    31,654,319     32,305,492    15,827,159
--------------------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows

Six month period ended January 31, 2004, with comparative figures for the January 31, 2003
(Unaudited)

-----------------------------------------------------------------------------------
(U.S. dollars)                                             2004            2003
-----------------------------------------------------------------------------------
Cash flows from (used in):
  Operations:

    Net income (loss)                                 $    62,076    $ (3,181,234)
    Items not involving cash:
      Non-cash financing costs                             98,550            --
      Amortization                                         38,474          23,716
      Reduction in carrying value of goodwill                --         2,611,679
    Change in non-cash operating working capital:
      Accounts receivable                                (651,943)        214,305
      Income taxes recoverable                               --              (688)
      Short term investments                                 --            24,599
      Prepaid expenses                                      6,106          (5,440)
      Accounts payable and accrued liabilities            428,792         201,457
----------------------------------------------------------------------------------
                                                          (17,945)       (111,606)
Financing:
  Increase (decrease) in due to Wayside Solutions Inc.    (52,838)        381,541
  Increase in advances from investors                        --           513,618
  Decrease in due to Guy Fietz                               --           (46,028)
  Issue of share capital                                     --            (8,949)
  Share issue costs                                          --           (48,317)
----------------------------------------------------------------------------------
                                                          (52,838)        791,865
Investing:
  Proceeds on sale of property, plant and equipment        35,188            --
  Purchase of property, plant, and equipment                 --           (58,542)
  Advances to Triton Global Communications Inc. prior to
        acquisition                                                      (487,411)
  Investment acquisition costs                               --          (230,521)
  Cash acquired on acquisition of Triton Global
        Communications Inc.                                               155,690
----------------------------------------------------------------------------------
                                                           35,188        (620,784)
----------------------------------------------------------------------------------
                                                          (35,595)         59,475

Cash position, beginning of period                         74,930             --
----------------------------------------------------------------------------------

Cash position, end of period                          $    39,335     $    59,475
----------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry (note 4).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited financial statements on Form 10-KSB for the period ended July 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004.

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

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the period ended January 31, 2004, management took actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

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

(b) Principles of consolidation:

The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. (the "Company") in a reverse takeover transaction effective November 4, 2002. As a result the Company changed its year.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

3. Significant accounting policies (continued):

end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to January 31, 2004. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

(e) Impairment of property, plant and equipment:

Property, plant and equipment are assessed for potential impairment. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

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

The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares of the Company. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

4. Change in control and acquisitions (continued):

As the TGBSI Shareholders ultimately control the Company, TGBSI was designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

Investments and marketable securities          $      404
Accounts payable and accrued liabilities           (2,040)
------------------------------------------------------------
Working capital deficiency assumed             $   (1,636)
------------------------------------------------------------

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

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

Net deficiency acquired:

  Current liabilities                                     $ 2,655,306
  Current assets                                           (1,008,743)
  Property, plant and equipment                            (1,171,081)
------------------------------------------------------------------------
                                                              475,482

Consideration paid:

  Note payable to Guy Fietz                                   401,250
  Shares of TGBSI issued                                    1,248,750
  Acquisition costs                                           486,197
                                                            2,136,197

------------------------------------------------------------------------

Goodwill upon acquisition of TGCI                         $ 2,611,679
------------------------------------------------------------------------

$208,439 of the above acquisition costs were included in accounts payable at January 31, 2004. Subsequent to the acquisition the entire amount of goodwill was written off and charged to operations during the year ended July 31, 2003. Prior to the acquisition TGBSI had acquired the right to purchase TGCI for a total cost of $1,159,448. This amount was written down to a nominal value in the accounts of TGBSI during the 2002 fiscal year.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

4. Change in control and acquisitions (continued):

Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $239,038, the full 100% of operating results will be reported with no off-setting minority interest.

5. Property, plant and equipment:

                                           January 31, 2004          July 31, 2003
-----------------------------------------------------------------------------------
                                                 Accumulated   Net Book    Net Book
                                       Cost     amortization    Value       Value
-------------------------------- --------------- ------------ ----------- ---------

Office furniture and equipment       $106,840      $ 42,661    $ 64,179   $ 85,014
Computer equipment                    200,824        93,918     106,906    135,371
Computer software                      95,340        61,350      33,990     41,999
Leasehold improvements                 14,345         5,738       8,607      9,468
-------------------------------- --------------- ------------ ----------- ---------
                                     $417,349      $203,667    $213,682   $271,852
-------------------------------- --------------- ------------ ----------- ---------

6. Shareholder loans:

Amounts due to shareholders bear interest at 8%-10% per annum and are due on demand.

7. Due to Guy Fietz:

Amounts due to Guy Fietz, a shareholder, bear interest at 10% per annum and are due on demand.

8. Due to Wayside Solutions Inc.:

Amounts due to Wayside Solutions Inc., a company owned in part by the President of TGBSI, bear interest at 10% per annum and are due on demand. A general security agreement has been provided by TGBSI to Wayside Solutions Inc. as collateral.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

9.  Notes payable

Notes payable bear interest at rates varying from 5%-7% and are due on demand

10. Share capital:

The authorized common shares consist of 50,000,000 shares at $.001 par value.

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

-----------------------------------------------------------------------------------
                                                       Number of
                                                        Shares     Paid-up capital
-----------------------------------------------------------------------------------
Balance, August 1, 2002                                  1,893,600      $    1,894
Issued to TGBSI shareholders (note 4)                   26,613,891          26,614
Issued to BSD shareholders (note 4)                      1,615,760           1,616
Issued November 4, 2002 to
January 31, 2003                                         5,632,778           5,632
Issued February 1 to April 30, 2003   190,000             190
Shares cancelled                                        (5,235,602)         (5,235)
-----------------------------------------------------------------------------------

Balance, July 31, 2003                                  30,710,427      $   30,711

Issued August 1 to October 31, 2003                        317,170             317
Issued August 1 to January 31, 2004                        657,000             657
-----------------------------------------------------------------------------------

Balance, January 31, 2004                               31,684,597      $   31,685
-----------------------------------------------------------------------------------

The 317,170 shares issued from August 1 to October 31, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced and as compensation for legal fees of $14,000 and payroll costs of $12,000. An expense of $100,868 had been recorded at a rate of $0.40 per share as a financing cost included in interest and finance charges for the year ended July 31, 2003. The legal fees and payroll costs were also recorded for the year ended July 31, 2003.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

10. Share capital (continued):

In November of 2002, certain shareholders of the Company entered into Accommodation Agreements with the Company to assist with financing corporate operations. Under those Accommodation Agreements the Company issued 657,000 shares in the period ended January 31, 2004. Management's best estimate of the fair value of the shares at the time the Company determined it was obligated to issue the shares was approximately $.15; as a result, an expense of $ 98,550 has been recorded as financing fees during the period ended October 31, 2003.

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

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of March 3, 2004 these options had not been issued.

11. Income taxes:

Income tax recovery differs from the amount that would be computed by applying the Federal and Provincial statutory income tax rate of 35 per cent for the following reasons:

----------------------------------------------------------------------------------
                                                    January 31,      July 31,
                                                      2004             2003
----------------------------------------------------------------------------------
Computed income tax (recovery)                      $  21,727    $   (1,608,202)
Non taxable items and other differences                17,433           457,044
Change in valuation allowance                         (39,160)        1,151,158
---------------------------------------------------------------- ----------------
                                                    $     --     $           --
---------------------------------------------------------------- ----------------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

11. Income taxes (continued):

The tax effects of temporary differences that give rise to future tax assets and future tax liabilities are presented below:

-----------------------------------------------------------------------------------
                                                January 31, 2004      July 31, 2003
-----------------------------------------------------------------------------------
Future tax assets:

  Non-capital losses                              $     420,856       $     324,864

  Property, plant & equipment - difference in net book
  value and undepreciated capital cost                  240,521             369,250

  Tax value of investment greater than accounting       450,621             457,044
-----------------------------------------------------------------------------------
                                                      1,111,998           1,151,158
Less valuation allowance                              1,111,998           1,151,158
-----------------------------------------------------------------------------------
Future tax liabilities                                      -                   -
-----------------------------------------------------------------------------------
Net future tax assets                             $         -         $         -
----------------------------------------------------------------------------------


The Company had approximately $928,183 of non-capital losses available at July 31, 2003 to reduce taxable income of future years. These losses expire in periods from 2004 through 2010.

12. Commitments and contingencies:

The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the period totalled $63,728. Future lease payments will aggregate $404,769 as follows:

         2004               $ 104,657
         2005                  74,811
         2006                  81,323
         2007                  78,645
         2008                  65,333
                            ---------
                            $ 404,769
                            ---------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)

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

In June 2003, PBJ Holdings Inc. filed a Statement of Claim against TGBSI in the Court Of Queen's Bench of Alberta for breach of contract alleging that TGBSI failed to pay $125,000 for the introduction of TGBSI to BSD Software Inc. TGBSI intends to defend the claim.

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

On December 9, 2003, the company signed a letter of intent (LOI) to merge with NeoMedia Technologies Inc. Pursuant to the LOI, each shareholder of the Company would receive one share of Neomedia's common stock for each share of the Company's common stock held, up to a total of 40 million shares. In the event the merger fails to occur within 8 months from the signing of the LOI, then NeoMedia Technologies Inc. will have the right to convert any notes outstanding at that time into shares of the common stock of the Company. The transaction is subject to the parties entering into definitive agreements, shareholder approval and other conditions. At the present time there have been no financial transactions between the companies.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Six month period ended January 31, 2004
(Unaudited)


13. Financial instruments:

Accounts receivable with two customers represent approximately 63% of the balance of accounts receivable as at January 31, 2004. It is the opinion of management that these accounts do not represent a significant credit risk.

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

         o        due to Wayside Solutions Inc.

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

         The holders of the remaining 10% of TGBSI common shares will be offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of BSD Software. As a result, after such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to BSD Software for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

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

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $239,038 the full 100% of operating results will be reported with no off-setting minority interest.

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

         o        PLANNED SERVICE OFFERINGS

                  - E-Business Support Services

                  - E-Commerce Transaction Support

                  - Click To Talk(TM)" Web-Based Voice Routing

                  - Call Centre "ASP" Solutions

         Triton provides comprehensive billing and collection programs that help inter-exchange carriers, operator service providers, and other telecommunications providers' reach thousands of telecommunications consumers. Triton acts as an agent for Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) across the nation. Throughout their billing and collection programs, they have the ability to bill for an array of telecommunications services on a customer's local telephone bill.

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

Results Of Operations For The Six Months Ended January 31, 2004


         Revenue

         We had revenue of $2,688,700 for the six months ended January 31, 2004 compared to revenue of $849,565 in the comparable period in the prior year. The prior year only had three months of operating activities. This increase is also attributable to increased marketing activities and new business in call records. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

         Cost Of Goods Sold

         We had cost of goods sold of $1,974,037, or 73.4% of revenue, for the six months ended January 31, 2004. This represents an increase of $1,174,381 from the comparable period in the prior year. In the six months ended January 31, 2004, we had a gross margin of $714,663, or 26.6% of revenue, compared to a gross margin of $49,909, or 5.9% of revenue, in the comparable period in the prior year. The improvement in the Company's gross margin is primarily attributable to a change in product mix, as the Company began focusing on its higher margin call records. Costs of goods sold, for the six months ended January 31, 2004, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

         Expenses

         For the six months ended January 31, 2004, we had total expenses of $703,677 compared to total expenses of $619,464 in the comparable period in the prior year. This increase was primarily attributable to additional interest and finance charges, and legal fees commensurate with filing requirements and defending against lawsuits. As a result of the change made in our product mix the Company was also able to realize a significant reduction in payroll costs and sales commissions with the comparable period. Total expenses are comprised of the following items:

                                                                 SIX MONTHS
                                                                    ENDED
           DESCRIPTION                                        JANUARY 31, 2004
           -----------                                        ----------------
           Administration                                          $    66,719
           Interest and finance charges                                174,970
           Professional Fees                                           149,173
           Rent                                                         63,728
           Payroll                                                     210,613
           Amortization                                                 38,474
                                                                   -----------
               TOTAL                                               $   703,677
                                                                   ===========


         Professional fees consist of primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

         Net Income

         The items specified above resulted in a net income of $62,076 for the six months ended January 31, 2004. In the comparable period in the prior year, we had a net loss of $3,181,234. This improvement from a net loss in the prior year was primarily attributable to increased revenue and gross margins in the current period.

Critical Accounting Policies

         Principals Of Consolidation

         The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. TGBSI has been designated as the acquiror in this transaction. As a result BSD changed its year end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to January 31, 2004. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Minority Interest In TGBSI

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $239,038, the full 100% of operating results will be reported with no off-setting minority interest.

Liquidity And Capital Resources

At January 31, 2004, BSD Software had a cash balance of $ 39,335. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, as well as loans from the former stockholders of Triton. At January 31, 2004, the Company had negative working capital of $3,396,060 which means that our current liabilities exceeded our current assets by $3,396,060 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consists of cash and cash equivalents of $39,335, accounts receivable of $1,136,468, income taxes recoverable of $33,385 and prepaid expenses of $17,412. Current liabilities consist of accounts payable and accrued liabilities of $3,221,174; shareholder loans of $721,837; and advances from Wayside Solutions of $679,649.

The Company anticipates that its cash needs over the next 12 months will be for general working capital needs of $1,500,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $4,622,660. Of the total current liabilities, the Company expects that a portion of the shareholder loans will be satisfied by converting into equity. The Company will attempt to satisfy cash needs over the next 12 months from the sale of securities or loans. The Company will need to curtail operations or liquidate assets in order to continue operations beyond July 31, 2004, unless substantial capital is raised from the sale of equity and debt securities prior to that date. There is no certainty that the Company can raise the necessary capital prior to July 31, 2004.

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

         Net Cash From Operations. Net cash used by operations was $17,945 for the six months ended January 31, 2004. The use of cash by operations was principally the result of an increase in accounts receivable of $651,943 which was partially offset by an increase in accounts payable of $428,792, amortization of $38,474, non-cash financing costs of $98,550, and a reduction of prepaid expenses in the amount of 6,106.

         Net Cash From Investing. Net cash from investing was $35,188 for the six months ended January 31, 2004 resulting from proceeds on sale of property, plant and equipment.

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

         In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $ 125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. Triton intends to defend the claim.

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

            On December 9, 2003, the company signed a letter of intent to merge with NeoMedia Technologies Inc. Pursuant to the letter of intent, each shareholder of the Company would receive one shares of Neomedia's common stock for each share of the Company's common stock held, up to a total of 40 million shares. In the event the merger fails to occur within 8 months from the signing of the LOI, then NeoMedia Technologies Inc. will have the right to convert any notes outstanding at that time into shares of the common stock of the Company. The transaction is subject to the parties entering into definitive agreements, shareholder approval and other conditions. At the present time there have been no financial transactions between the companies.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between August 1, 2003 and January 31, 2003, BSD Software issued unregistered stock in the following transactions. All of these transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

New Haven Management Limited     Aug 19, 2003          105,000  common shares
CSI International Inc.           Aug 19, 2003           48,160  common shares
Joel Michel                      Aug 19, 2003           50,000  common shares
Marfac Industries Ltd.           Aug 19, 2003           20,250  common shares
Ronald Bouwman                   Aug 19, 2003           15,000  common shares
Robin Legg                       Aug 19, 2003           30,000  common shares
Howard Morry                     Aug 19, 2003           13,760  common shares
Jeremy Fietz                     Aug 19, 2003           35,000  common shares
Paul Harary                      Nov 05, 2003          112,500  common shares
Paris McKinzie                   Nov 05, 2003          206,250  common shares
LLB Limited Inc.                 Nov 05, 2003          338,250  common shares


         The shares issued to New Haven, CSI, Joel Michel, Marfac Industries, Ronald Bouwman and Howard Morry were issued as compensation for the granting of loan extensions on the basis of one common share for each dollar advanced.

         The shares issued to Paul Harary, Paris McKinzie and LLB Limited Inc. were granted as part of a provision to pledge their shares as security for working capital loans to the company.

         The shares issued to Robin Legg were compensation in lieu of salary.

         The shares issued to Jeremy Fietz were for legal services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         In January 2004, the Company promoted Gordon Ellison to Chief Financial Officer. Mr. Ellison was hired following the resignation of Les Hammond, formerly Chief Financial Officer of the Company, in January 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit No.Description

            31.1                  Officer's Certificate re: Section 302
            31.2                  Officer's Certificate re: Section 302
            32.1                  Certification re: Section 906
            32.2                  Certification re: Section 906

            Form 8-K

                       None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2004.

BSD SOFTWARE, INC.

By:      /s/ Guy Fietz
         -----------------------------------------
Name:    Guy Fietz

Title:   President (Principal Executive Officer)


By:      /s/ Gordon Ellison
         -----------------------------------------
Name:    Gordon Ellison

Title:   Chief Financial Officer (Principal Financial Officer)