Form 10QSB
period 2004-04-30
BSD SOFTWARE INC
filed 2004-06-15
CIK 1092976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Nine Months Ended April 30, 2004


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                               BSD SOFTWARE, INC.
- ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
- ------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                     0-27075
- ------------------------------------------------------------------------------
                              (Commission File No.)

                                    1-1586472
- ------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

                                    SUITE 300
                              5824 2ND STREET S.W.
                                CALGARY, ALBERTA
                                 CANADA T2H 0H2
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 257-7090
- ------------------------------------------------------------------------------
                         (Registrant's telephone number)

                        As of April 30, 2004, there were
                      31,684,597 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                                     PART I

                              FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                     NINE MONTH PERIOD ENDED APRIL 30, 2004
                                   (UNAUDITED)

Consolidated Interim Financial Statements of

BSD SOFTWARE, INC.
Nine Months ended April 30, 2004
(Unaudited)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet
April 30, 2004, with comparative figures as at July 31, 2003
(Unaudited)

- ------------------------------------------------------------------------------
(U.S. dollars)                                        April 30      July 31
- ------------------------------------------------------------------------------
Assets

Current assets:

  Cash in bank                                     $    23,766     $    74,930
  Accounts receivable                                1,480,557         484,585
  Income taxes recoverable                              30,330          31,484
  Prepaid expenses                                      12,328          23,518
- ------------------------------------------------------------------------------
                                                     1,546,981         614,517

Property, plant and equipment (note 5)                 189,809         271,852
- ------------------------------------------------------------------------------
                                                   $ 1,736,790     $   886,369
- ------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities         $ 3,322,454     $ 2,725,598
  Shareholder loans (note 6)                           276,363         296,146
  Due to Guy Fietz (note 7)                            319,703         333,865
  Due to Wayside Solutions Inc. (note 8)               601,476         726,366
  Advances from investors                                   --         929,983
  Notes Payable (note 9)                                50,962              --
- ------------------------------------------------------------------------------
                                                     4,570,958       5,011,958

Stockholders' deficiency:
  Share capital (note 10):
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value Common stock 50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,684,597 common shares (July 31 - 30,710,427)   31,685           30,711
      Additional paid-in capital                     3,338,924        2,213,161
  Deficit                                           (5,699,900)      (6,020,441)
  Accumulated other comprehensive loss (Note 11)      (504,877)        (349,020)
- ------------------------------------------------------------------------------
                                                    (2,834,168)      (4,125,589)
Going concern (note 2)
Commitments and contingencies (note 13)
- ------------------------------------------------------------------------------
                                                   $ 1,736,790     $    886,369
- ------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit
Three month and nine month periods ended April 30, 2004, and April 30, 2003 (Unaudited)

- ------------------------------------------------------------------------------------------------------------------
                                                             Three Months                       Nine Months
(U.S. dollars)                                          2004             2003             2004              2003
- ------------------------------------------------------------------------------------------------------------------
Revenue                                            $  2,006,171     $  1,128,702     $  4,694,871      $  1,971,384

Cost of goods sold                                    1,450,894        1,039,678        3,424,931         1,833,415
- ------------------------------------------------------------------------------------------------------------------
                                                        555,277           89,024        1,269,940           137,969

Expenses:
  Administration                                         70,693           63,687          137,412            74,919
  Interest and finance charges                           33,872          152,026          208,842           224,903
  Professional fees                                      43,595           89,538          192,768           161,039
  Rent                                                   16,439           20,145           80,167            38,262
  Payroll                                               112,973          236,372          323,586           525,426
  Amortization                                           19,240           13,978           57,714            38,064
- ------------------------------------------------------------------------------------------------------------------
                                                        296,812          575,746        1,000,489         1,062,613
- ------------------------------------------------------------------------------------------------------------------

Income (loss) before the following                      258,465         (486,722)         269,451          (924,644)

Reduction in carrying value of goodwill
(note 4)                                                     --               --               --         2,611,679
Gain on sale of contracts                                    --               --           51,090                --
- ------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       258,465         (486,722)         320,541        (3,536,323)

Deficit, beginning of period                         (5,958,365)      (4,341,945)      (6,020,441)       (1,160,712)
- ------------------------------------------------------------------------------------------------------------------

Deficit, end of period                             $ (5,699,900)    $ (4,828,667)    $ (5,699,900)     $ (4,697,035)
- ------------------------------------------------------------------------------------------------------------------

Basic and diluted
earnings (loss) per share                          $       0.01     $      (0.01)    $       0.01      $      (0.16)
- ------------------------------------------------------------------------------------------------------------------

Weighted average shares
outstanding                                          32,684,597       35,918,726       32,430,016        22,377,011
- ------------------------------------------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows Nine month period ended April 30, 2004, and April 30, 2003
(Unaudited)

- --------------  --------------------------------------------------------------
(U.S. dollars)                                            2004         2003
- ------------------------------------------------------------------------------

Cash flows from (used in):
  Operations:

    Net income (loss)                                 $   320,541   $(3,536,323)
    Items not involving cash:
      Non-cash financing costs                             98,550            --
      Amortization                                         57,714        38,064
      Reduction in carrying value of goodwill                  --     2,611,679
    Change in non-cash operating working capital:
      Accounts receivable                                (995,972)      (31,077)
      Income taxes recoverable                              1,959        (2,457)
      Short term investments                                   --       (26,948)
      Prepaid expenses                                     11,190        11,693
      Accounts payable and accrued liabilities            564,127       584,161
- ------------------------------------------------------------------------------
                                                           58,109      (351,208)
Financing:
  Increase (decrease) in shareholder loans                 (5,731)      329,553
  Decrease in note payable                                 (4,168)     (319,437)
  Increase in additional paid-in capital                       --        57,148
  Increase (decrease) in due to Wayside Solutions Inc.   (109,614)      408,125
  Increase in advances from investors                          --       598,131
  Increase (decrease) in due to Guy Fietz                 (22,759)        2,802
  Issue of share capital                                       --        (8,949)
  Share issue costs                                            --       (48,317)
- ------------------------------------------------------------------------------
                                                         (142,272)    1,019,056

Investing:
  Proceeds on sale of property, plant and equipment        35,188            --
  Purchase of property, plant, and equipment               (2,189)     (132,639)
  Advances to Triton Global Communications Inc. prior to acquisition   (487,411)
  Investment acquisition costs                                 --      (230,521)
  Cash acquired on acquisition of Triton Global Communications Inc.     155,690
- ------------------------------------------------------------------------------
                                                           32,999      (694,881)
- ------------------------------------------------------------------------------
Decrease in cash position                                 (51,164)       27,033

Cash position, beginning of period                         74,930            --
- ------------------------------------------------------------------------------

Cash position, end of period                          $    23,766   $    27,033
- ------------------------------------------------------------------------------

      See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry (note 4).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited financial statements on Form 10-KSB for the period ended July 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004.

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

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the period ended April 30, 2004, management took actions to reduce operating losses and is in the process of attempting to secure additional financing. There is no assurance that additional financing will be obtained.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

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

3. Significant accounting policies:

(a)      Property, plant and equipment

Property, plant and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

- --------------------------------- -------------------- -----------------------
Asset                             Method
- --------------------------------- -------------------- -----------------------
Office furniture and equipment    Straight line        5 years
Computer equipment                Straight line        5 years
Computer software                 Straight line        3 years
Leasehold improvements            Straight line        5 years


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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

3. Significant accounting policies (continued):

end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to April 30, 2004. All significant inter-company balances and transactions have been eliminated upon consolidation.

(c)      Translation of foreign currency:

The functional currency of the operations is the Canadian dollar. The financial statements are reported in United States dollars and are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses. Resulting exchange differences are accumulated as a component of accumulated other comprehensive loss (note 11).

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

4. Change in control and acquisitions (continued):

As the TGBSI Shareholders ultimately control the Company, TGBSI was designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

Investments and marketable securities          $      404
Accounts payable and accrued liabilities           (2,040)
- ----------------------------------------------------------
Working capital deficiency assumed             $   (1,636)
- ----------------------------------------------------------

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

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

Net deficiency acquired:

  Current liabilities                                     $ 2,655,306
  Current assets                                           (1,008,743)
  Property, plant and equipment                            (1,171,081)
- ----------------------------------------------------------------------
                                                              475,482

Consideration paid:
  Note payable to Guy Fietz                                   401,250
  Shares of TGBSI issued                                    1,248,750
  Acquisition costs                                           486,197
                                                            2,136,197
- ----------------------------------------------------------------------

Goodwill upon acquisition of TGCI                         $ 2,611,679
- ----------------------------------------------------------------------

$164,802 of the above acquisition costs were included in accounts payable at April 30, 2004. Subsequent to the acquisition the entire amount of goodwill was written off and charged to operations during the year ended July 31, 2003. Prior to the acquisition TGBSI had acquired the right to purchase TGCI for a total cost of $1,159,448. This amount was written down to a nominal value in the accounts of TGBSI during the 2002 fiscal year.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

4. Change in control and acquisitions (continued):

Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to April 30, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $213,196, the full 100% of operating results will be reported with no off-setting minority interest.

5. Property, plant and equipment:

                                                   April 30, 2004 July 31, 2003
- ------------------------------------------- ------------ ----------- ---------
                                               Accumulated   Net Book   Net Book
                                     Cost     amortization    Value      Value
- ------------------------------- ----------- ------------ ----------- ---------

Office furniture and equipment     $122,385      $ 53,975    $ 68,410  $ 85,014
Computer equipment                  174,672        90,772      83,900   135,371
Computer software                    92,054        64,325      27,729    41,999
Leasehold improvements               16,039         6,269       9,770     9,468
- ------------------------------ ------------- ------------ ---------- ---------
                                   $405,150      $215,341    $189,809  $271,852
- ------------------------------ ------------- ------------ ---------- ---------



6. Shareholder loans:

Amounts due to shareholders bear interest at 8%-10% per annum and are due on demand.

7. Due to Guy Fietz:

Amounts due to Guy Fietz, a shareholder, bear interest at 10% per annum and are due on demand.

8. Due to Wayside Solutions Inc.:

Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement has been provided by TGBSI to Wayside Solutions Inc. as collateral.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

9.  Notes payable

Notes payable bear interest at rates varying from 5%-7% and are due on demand

10. Share capital:

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

- ------------------------------------------------------------------------------
                                                   Number of
                                                    Shares     Paid-up capital
- ------------------------------------------------------------------------------

Balance, August 1, 2002                              1,893,600      $    1,894
Issued to TGBSI shareholders (note 4)               26,613,891          26,614
Issued to BSD shareholders (note 4)                  1,615,760           1,616
Issued November 4, 2002 to
January 31, 2003                                     5,632,778           5,632
Issued February 1 to April 30, 2003                    190,000             190
Shares cancelled                                    (5,235,602)         (5,235)
- ------------------------------------------------------------------------------

Balance, July 31, 2003                              30,710,427      $   30,711

Issued August 1 to October 31, 2003                    317,170             317
Issued November 1, 2003 to January 31, 2004            657,000             657
- ------------------------------------------------------------------------------

Balance, April 30, 2004                             31,684,597      $   31,685
- ------------------------------------------------------------------------------



The 317,170 shares issued from August 1 to October 31, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced and compensation for legal fees of $14,000 and payroll costs of $12,000. An expense of $100,868 had been recorded at a rate of $0.40 per share as a financing cost included in interest and finance charges for the year ended July 31, 2003. The legal fees and payroll costs were also recorded for the year ended July 31, 2003.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

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

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August

2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of June 7, 2004 these options had not been issued.

Pursuant to Board of Directors resolutions on January 30, 2004 and March 29, 2004 certain advances from investors were converted to shares in Triton Global Business Services Inc. resulting in an $887,001 charge to additional paid-in capital.

11. Comprehensive income (loss):

Comprehensive loss consists of net income and other gains and losses affecting shareholders' investment that, under United States generally accepted accounting principles, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                           Three Months                        Nine Months
                                                        2004            2003             2004               2003
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $    258,465     $   (486,722)    $    320,541      $ (3,536,323)
Other comprehensive income (loss):
  Foreign currency translation
  adjustments                                           197,450         (283,377)        (155,857)         (487,819)
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                  $    455,915     $   (770,099)    $    164,684      $ (4,024,142)

Accumulated other comprehensive loss of $(504,877) [July 31, 2003 - $(349,020)] consists solely of foreign currency translation adjustments.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

12. Income taxes:

Income tax recovery differs from the amount that would be computed by applying the Federal and Provincial statutory income tax rate of 35 per cent for the following reasons:

- ------------------------------------------------------------------------------
                                                    April 30,        July 31,
                                                      2004             2003
- ------------------------------------------------------------------------------

Computed income tax (recovery)                      $ 112,189     $  (1,608,202)
Non taxable items and other differences                79,882           457,044
Change in valuation allowance                        (192,071)        1,151,158
- -------------------------------------------------------------- ---------------
                                                    $      --     $          --
- -------------------------------------------------------------- ---------------



The tax effects of temporary differences that give rise to future tax assets and future tax liabilities are presented below:

- ------------------------------------------------------------------------------
                                                  April 30, 2004   July 31, 2003
- ------------------------------------------------------------------------------
Future tax assets:

  Non-capital losses                              $     286,910     $   324,864

  Property, plant & equipment - difference in net book
  value and undepreciated capital cost                  221,556         369,250

  Tax value of investment greater than accounting       450,621         457,044
- ------------------------------------------------------------------------------
                                                        959,087       1,151,158
Less valuation allowance                                959,087       1,151,158
- ------------------------------------------------------------------------------
Future tax liabilities                                       --              --
- ------------------------------------------------------------------------------
Net future tax assets                             $          --     $        --
- ------------------------------------------------------------------------------


The Company had approximately $928,183 of non-capital losses available at July 31, 2003 to reduce taxable income of future years. These losses expire in periods from 2004 through 2010.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

13. Commitments and contingencies:

The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the period totalled $80,167. Future lease payments will aggregate $162,269 as follows:

         2005               $  37,772
         2006                  35,825
         2007                  34,532
         2008                  28,113
         2009                  26,027
                            ---------
                            $ 162,269
                            ---------

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
Nine month period ended April 30, 2004
(Unaudited)

13. Commitments and contingencies (continued):

As of April 30, 2004 management had accrued a provision based upon their best estimate as to the likely outcome of these claims. This provision was charged to administration expense during the year ended July 31, 2003.

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

14. Financial instruments:

Accounts receivable with two customers represent approximately 76% of the Balance of accounts receivable as at April 30, 2004. It is the opinion of management that these accounts do not represent a significant credit risk.

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

o        due to Wayside Solutions Inc., and

o        notes payable

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

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in cumulative losses to April 30, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $213,196 the full 100% of operating results will be reported with no off-setting minority interest.

Background Of Triton

         Triton was incorporated in April 1998 as a next generation Internet Protocol (IP) enabled provider of live and automated operator calling services, e-Business support, billing and clearinghouse functions and information manage-ment services to telecommunications, internet and e-business service providers.

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

         o        PLANNED SERVICE OFFERINGS

                  - E-Business Support Services

                  - E-Commerce Transaction Support

                  - Click To Talk(TM)" Web-Based Voice Routing

                  - Call Centre "ASP" Solutions

         Triton provides comprehensive billing and collection programs that help inter-exchange carriers, operator service providers, and other telecommun-ications providers' reach thousands of telecommunications consumers. Triton acts as an agent for Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) across the nation. Throughout their billing and collection programs, they have the ability to bill for an array of telecommun-ications services on a customer's local telephone bill.

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

Results Of Operations For The Three Months Ended April 30, 2004

         Revenue

         We had revenue of $2,006,171 for the three months ended April 30,2004 compared to revenue of $1,128,702 in the comparable period in the prior year. This increase is primarily attributable to increased marketing activities and new business in call records. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

         Cost Of Goods Sold

         We had cost of goods sold of $1,450,894, or 72.32% of revenue, for the three months ended April 30, 2004. This represents an increase of $411,216 from the comparable period in the prior year. In the three months ended April 30, 2004, we had a gross margin of $555,277, or 27.68% of revenue, compared to a gross margin of $89,024, or 7.89% of revenue, in the comparable period in the prior year. The improvement in the Company's gross margin is primarily attributable to a change in product mix, as the Company began focusing on its higher margin call records business as opposed to the hospitality business. Cost of goods sold, for the three months ended April 30, 2004, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

         Expenses

         For the three months ended April 30, 2004, we had total expenses of $296,812 compared to total expenses of $575,746 in the same period of the prior year. This difference was primarily attributable to reduced interest and finance charges and reduced payroll costs, and increased legal fees commensurate with filing requirements and defending against lawsuits. As a result of the change made in our product mix the Company was also able to realize a significant reduction in payroll costs and sales commissions with the comparable period. Total expenses are comprised of the following items:

                                                     THREE MONTHS
                                                         ENDED
            DESCRIPTION                             APRIL 30, 2004
            -----------                           ----------------
            Administration                             $    70,693
            Interest and finance charges                    33,872
            Professional Fees                               43,595
            Rent                                            16,439
            Payroll                                        112,973
            Amortization                                    19,240
                                                       -----------
                TOTAL                                  $   296,812
                                                       ===========


         Professional fees consist primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

         Net Income

         The items specified above resulted in a net income of $258,465 for the three months ended April 30, 2004. In the comparable period in the prior year, we had a net loss of $486,722. This improvement from a net loss in the prior year was primarily attributable to increased revenue and gross margins in the current period.

Results Of Operations For The Nine Months Ended April 30, 2004

         Revenue

         We had revenue of $4,694,871 for the nine months ended April 30,2004 compared to revenue of $1,971,384 in the comparable period in the prior year. This increase is primarily attributable to increased marketing activities and new business in call records. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

         Cost Of Goods Sold

         We had cost of goods sold of $3,424,931, or 73.0% of revenue, for the nine months ended April 30, 2004. This represents an increase of $1,591,516 from the comparable period in the prior year. In the nine months ended April 30, 2004, we had a gross margin of $1,269,940, or 27.0% of revenue, compared to a gross margin of $137,969, or 7.0% of revenue, in the comparable period in the prior year. The improvement in the Company's gross margin is primarily attributable to a change in product mix, as the Company began focusing on its higher margin call records business as opposed to the hospitality business. Cost of goods sold, for the nine months ended April 30, 2004, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

         Expenses

         For the nine months ended April 30, 2004, we had total expenses of $1,000,489 compared to total expenses of $1,062,613 in the comparable period in the prior year. This difference was primarily attributable to reduced interest and finance charges and reduced payroll costs, and increased legal fees commensurate with filing requirements and defending against lawsuits. As a result of the change made in our product mix the Company was also able to realize a significant reduction in payroll costs and sales commissions with the comparable period. Total expenses are comprised of the following items:

                                                      NINE MONTHS
                                                         ENDED
            DESCRIPTION                             APRIL 30, 2004
            -----------                           ----------------
            Administration                             $   137,412
            Interest and finance charges                   208,842
            Professional Fees                              192,768
            Rent                                            80,167
            Payroll                                        323,586
            Amortization                                    57,714
                                                       -----------
                TOTAL                                  $ 1,000,489
                                                       ===========


         Professional fees consist primarily of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

         Net Income

         The items specified above resulted in a net income of $320,541 for the nine months ended April 30, 2004. In the comparable period in the prior year, we had a net loss of $3,536,323. This improvement from a net loss in the prior year was primarily attributable to increased revenue and gross margins in the current period and a reduction in the carrying value of goodwill of $2,611,679 in the prior period.

Critical Accounting Policies

         Principals Of Consolidation

         The consolidated financial statements include the accounts of Triton Global Communications Inc., ("TGCI") and Triton Global Business Services Inc., ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002, and these financial statements, reflect the results of operations for TGCI from that date forward. TGBSI acquired BSD Software, Inc. ("BSD") in a reverse takeover transaction effective November 4, 2002. TGBSI has been designated as the acquiror in this transaction. As a result BSD changed its year end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2003 to April 30, 2004. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Minority Interest In TGBSI

         Although BSD Software currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $213,196, the full 100% of operating results will be reported with no off-setting minority interest.

Liquidity And Capital Resources

         At April 30, 2004, BSD Software had a cash balance of $ 23,766. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, as well as loans from the former stockholders of Triton. At April 30, 2004, the Company had negative working capital of $3,023,977 which means that our current liabilities exceeded our current assets as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consist of cash and cash equivalents of $23,736, accounts receivable of $1,480,557, income taxes recoverable of $30,330 and prepaid expenses of $12,328. Current liabilities consist of accounts payable and accrued liabilities of $3,322,454; shareholder loans of $596,066; notes payable of $50,962 and advances from Wayside Solutions of $601,476.

         The Company anticipates that its cash needs over the next 12 months will be for general working capital needs of $1,500,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $4,570,958. Of the total current liabilities, the Company expects that a portion of the shareholder loans will be satisfied by converting into equity. The Company will attempt to satisfy cash needs over the next 12 months from the sale of securities or loans. The Company will need to curtail operations or liquidate assets in order to continue operations beyond July 31, 2004, unless substantial capital is raised from the sale of equity and debt securities prior to that date. There is no certainty that the Company can raise the necessary capital prior to July 31, 2004.

         Currently, BSD Software is in the process of attempting to obtain financing from alternate sources. If financing from these sources is not obtained by July 31, 2004, it may be necessary to curtail operations or liquidate assets. On March 20, 2003, the Company entered into two non-binding letters of intent to raise cash from the sale of securities pursuant to an equity line of credit and convertible debenture. With respect to the equity line, the investor has agreed to fund the Company up to $10 million from time to time over 24 months after we have registered the resale of the common stock to be purchased under the equity line of credit. Under the equity line, the Company may request advances of $420,000 every 30-days, with a maximum of $140,000 per advance. The purchase price of the common stock to be issued under the equity will be equal to 95% of the lowest closing bid price of our common stock during the 5 trading days preceding an advance notice. The Company has agreed to pay the investor 5% of each advance, as well as a one-time commitment fee equal to $400,000, payable by the issuance of common stock at the closing bid price on the date the transaction is closed. With respect to the debentures, the investor has agreed to fund us $500,000. The debentures will be convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date, whichever is higher. These convertible debentures will accrue interest at a rate of 5% per year and will be convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

         Net Cash From Operations. Net cash provided from operations was $58,109 for the nine months ended April 30, 2004. The use of cash by operations was principally the result of an increase in accounts receivable of $995,972 which was partially offset by an increase in accounts payable of $564,127, amortization of $57,714, non-cash financing costs of $98,550, and a reduction of prepaid expenses in the amount of $11,190.

         Net Cash From Investing. Net cash from investing was $32,999 for the nine months ended April 30, 2004 resulting from proceeds on sale of property, plant and equipment.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's quarter ended April 30,2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

         The statements in this quarterly report, Form 10-QSB, that are not historical, constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of BSD Software and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

         In May 2003, M.A.C. threatened legal action against Triton for alleged violations of the Texas Deceptive Trade Practices Act. M.A.C. alleges damages of $368,000, which is 10 times the actual damages allegedly suffered by M.A.C. In May of 2004 Triton reached a written settlement with M.A.C..

        There is no certainty that BSD or its subsidiaries will be successful in their defense of the above filed or threatened actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between August 1, 2003 and April 30, 2004, BSD Software issued unregistered stock in the following transactions. All of these transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

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

         The shares issued to Robin Legg were for compensation of $30,000 in lieu of salary and were issued for $1.00 per share.

         The shares issued to Jeremy Fietz were for legal services rendered in the amount of $35,000 and were issued for $1.00 per share.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibit No.     Description

              31.1            Officer's Certificate re: Section 302
              31.2            Officer's Certificate re: Section 302
              32.1            Certification re: Section 906
              32.2            Certificate re: Section 906

              Form 8-K

                           None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 11, 2004.

BSD SOFTWARE, INC.

By:      /s/ Guy Fietz
         -----------------------------------------
Name:    Guy Fietz
Title:   President (Chief Executive Officer)


By:      /s/ Gordon Ellison
         -----------------------------------------
Name:    Gordon Ellison
Title:   Chief Financial Officer