Form 10KSB
period 2004-07-31
BSD SOFTWARE INC
filed 2004-11-10
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED   COMMISSION FILE NO.
                        JULY 31, 2004             0-27075

            FLORIDA                           BSD SOFTWARE, INC.                           31-1586472
(State or Other Jurisdiction of                                              (I.R.S. Employer Identification No.)
 Incorporation or Organization)     (Name of Registrant in Our Charter)


            SUITE 300                             _____                             GUY FIETZ
     5824 SECOND STREET, S. W.                                                       SUITE 300
         CALGARY, ALBERTA                                                    5824 SECOND STREET, S. W.
          CANADA T2H 0H2                                                          CALGARY, ALBERTA
                                                                                   CANADA T2H 0H2

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

YES /X/   NO / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of BSD Software's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $6,091,101

Based on the closing sale price on October 13, 2004 ($.29), the aggregate market value of the voting common stock held by non-affiliates of BSD Software is $1,470,505. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

As of October 13, 2004 BSD Software had 31,684,597 shares of common stock outstanding.

                  FORM 10-KSB FOR THE YEAR ENDED JULY 31, 2004
                                TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1. DESCRIPTION OF BUSINESS..............................................1
  ITEM 2. DESCRIPTION OF PROPERTY..............................................6
  ITEM 3. LEGAL PROCEEDINGS....................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
PART II........................................................................7
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............7
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........10
  ITEM 7. FINANCIAL STATEMENTS................................................14
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................14
  ITEM 8A. CONTROLS AND PROCEDURES............................................15
PART III......................................................................16
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................16
  ITEM 10. EXECUTIVE COMPENSATION.............................................17
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................18
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19
PART IV.......................................................................20
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............20
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................21
EXHIBIT 14: ..................................................................23
EXHIBIT 31.1..................................................................26
EXHIBIT 31.2..................................................................27
EXHIBIT 32.1..................................................................28
FINANCIAL STATEMENTS....................................................F-1-F-16

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in Florida on February 7, 1989 under the name Park Avenue Marketing, Inc. On February 2, 1998, as a result of its acquisition of 100% of the common stock of two commonly controlled entities, Respiratory Care Services, Inc. ("RCS") and RCS Subacute, Inc. ("RCSS"), that were engaged in the respiratory care industry the name was changed to BSD Healthcare Industries, Inc. Prior to these acquisitions, the Company did not conduct any operations.

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

Triton focuses on helping its clients improve profitability by enabling them to quickly deploy new services, streamline operations and make quicker, more informed business decisions. Triton has aligned itself with strategic partners allowing the Company to offer advanced services in the telecom industry. Triton is a customer service oriented organization providing service to direct customers and service providers, both within North America and internationally.

Triton was the first fully implemented alternate billing agent within the Local Exchange Carriers (LEC's) billing system in Canada. Triton's vision is to continue expanding its "live" and "automated" operator service capability focusing on making emerging web based information and transaction services easier to access and pay for.

The Company's experienced management and staff are trained to assist and provide clients with the best solutions for their business. Triton is currently operating with eight (8) employees. The business is scalable and is capable of substantial growth with little increase in staff or physical plant.

The Company does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements. The business of the Company is not subject to government approval or regulation and the Company is not aware of any probable or proposed regulations that would affect the Company's operations. The Company has two major customers that account for 73% of our accounts receivable at July 31, 2004, and it is the opinion of management that these accounts do not represent a significant risk to the company.

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

RECENT DEVELOPMENTS

AUDIO TEXT

On September 23rd, 2003, the Company announced that its' majority owned subsidiary TGBSI has signed an exclusive contract to provide new customer activation and billing services for a leading global provider of audio-text services and has divested itself of its Canadian hotel operations. On November 18th, 2003 the Company announced signing of an exclusive contract with a leading global provider of audio-text services and subsequently announced that expected revenues would increase from $100,000/month to $200,000/month. Under the terms of the agreement TGBSI will provide the underlying network, caller validation and billing and collection services for new subscribers to various audio-text services.

The Company continues to provide services for these customers.

1010

On June 1st, 2004, the Company announced signing of an agreement with Bell Canada Inc. to become an inter-exchange carrier (IXC). As an IXC carrier, TGBSI will now be able to offer multiple Network Service solutions to complement its core billing capacity. On June 6th, 2004 the Company announced that TGBSI signed an International Termination and Call Record Management agreement with a major Local Exchange Carrier (LEC). Under the terms of the three year agreement, TGBSI will provide International Termination, Billing and Clearing (B&C), Customer Service and Direct Billing. Initial Call Record volume is anticipated to reach 300,000 calls per month by year end.

The companies have completed the network testing and services have begun.

900

On February 23, 2004, the Company announced it has secured the ability to provide 900 Services to North America. On August 4th, 2004 the Company announced that TGBSI signed a new $3,000,000 yearly contract with a leading provider of International audio-text services to provision National 900 Services in Canada. As well as provisioning the National 900 network, TGBSI will also provide the LEC billing services, bad debt management and handle all customer service inquiries.

The Company continues to perform its contracted services.

BILLING & COLLECTIONS

On December 3rd, 2003, the Company announced signing of 18 independent Local Exchange Carriers to billing and collection agreements. On April 4th, 2004, the Company announced that TGBSI has completed an agreement with one of the largest U.S. providers of Operator services to provide customized billing and clearing for Canadian billed collect and third party calls. The aggregate value of this contract is in excess of $800,000 per year.

The company continues to streamline its offerings to remain competitive in the industry.

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

The following is a list of Triton's products and services:

OPERATOR/AGENT SERVICES

- Global and Domestic Origination

- Hospitality Providers

- Payphone Providers

- Directory Assistance

- North America

- International

- Enhanced Information Services

- E-Business Support Services

- E-Commerce Transaction Support

- "Click-2-Talk" Web-Based Voice Routing

- Call Centre "ASP" Solutions

BILLING SERVICES

- North American Local Exchange Carrier (LEC) Billing

- Online Subscription Based Billing

- Web-Based Transaction Billing (e-Commerce)

STRATEGIC TECHNOLOGY ALLIANCES

Triton has developed and secured strategic alliances within the industry that are key to the successful service and maintenance of its client support systems and the delivery of advanced features. Strategic partnerships are the key to promote global solutions with billing as the core function or source of revenue. Triton continually enhances and streamlines its service offerings to remain competitive in an evolving marketplace. Triton has completed the development of a state of the art IP E-commerce platform described below for future deployment.

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

TELCO GRADE BILLING PLATFORM

Highland Lakes Software (Highland) is an independent global service provider for core billing services for Competitive Local Exchange Carriers (CLEC)'s and LEC's. Triton has been able to achieve continued market penetration by employing Highlands' core billing software at the root of its billing infrastructure. Highland will continue to provide high quality billing solutions to Triton as the industry matures and demands more technically enhanced functionality. Triton works closely with Highland to provide extended electronic billing services to meet the demands of service providers and the Internet end user. With the coordination of Highland engineers, Triton has developed proprietary modules to enhance allowable billing types and to provide an effective direct billing service as well as an aggressive revenue recovery service which our customers have realized on.

SALES AND MARKETING APPROACH

Direct sales and strategic sales alliances are used as the business acquisition strategy for Triton as it continues to grow.

As a provider of billing, clearinghouse and information management services to the telecommunications industry, Triton is positioned to take advantage of the current disarray in the telecommunications sector. Historically many of the international collect calling and international billing and clearing contracts have been controlled by intermediary agents. In many cases the lions share of the profits were eaten up in the form of residual commissions to these agents.

As global carriers such as Qwest, AT&T and Worldcom exited these unprofitable lines of business there is a multi-billion dollar opportunity for Triton to establish direct relationships with local carriers outside of North America in the areas of operator assisted calling, directory assistance and billing and clearing agreements.

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

Initially incremental business development representatives will be added to target North American carriers including Clearing Houses, alternative operator service providers, local exchange carriers, long distance voice and data providers, wireless carriers and internet and e-business service providers. While this will involve primarily direct marketing and selling, it is anticipated that alliances can be established where Triton's products and services can be positioned as part of a bundled offering in conjunction with other complementary services.

COMPETITIVE ANALYSIS

THIRD PARTY BILLING COMPANIES

The majority of clearinghouse competitors are U.S. based or are part of an incumbent LEC. Triton's position as an independent Canadian operation makes it a unique player in the third party billing market in North America.

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

In addition to specific AOSP competitors the majority of the LEC's in the United States and Canada provide operator services as part of their core offerings. In 1997 the FCC ruled that in order to be an eligible telecommunications carrier a service provider would have to provide the basic universal services as laid out in the 1996 Telecom Act including:

- Voice grade access to the PSTN

- Single party service

- Access to emergency service (911)

- Access to both operator services and directory assistance (411)

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

E-BUSINESS/COMMERCE SUPPORT SERVICES "CLICK-2-TALK" AND VIRTUAL CALL CENTERS

PLATFORM ADVANTAGES

Triton's "Click-2-Talk" Operator Services Platform has been created by integrating hardware and software applications from Cisco's Internet Protocol
(IP) Gateway, an IP based Next Generation Universal CRM Platform, and Enhanced Operator Services functionality.

The market advantages inherent with a 100% IP Platform includes but is not limited to:

- Intelligent multi-media routing to and from the Internet. "Click-2-Talk" enables a PC user to connect or conference using voice over internet protocol
(VOIP) to communicate with a live agent. By connecting the consumer's PC to a live agent the Triton IP Platform will minimize fraud risk and anxiety associated with inputting personal credit card information on the Internet.

- Due to the fact that Triton's platform is fully IP enabled, "Virtual Agents" can be supported via a simple internet connection. This means that Triton can eliminate the cost and challenges associated with traditional "bricks and mortar" call center's. Agents can be located virtually anywhere in the world including a customer's existing contact center or specific geographic regions, providing 24x7 coverage and an understanding of local language and cultures.

- Triton's platform supports multiple "live agents" as well as fully automated billing methods including credit card, calling card, collect, person to person and bill to 3rd party. Call accepts or "voice prints" are stored for billing and collection audit purposes.

- The platform provides fully integrated multi-language support, removing the barriers of communication that impede International e-business, telecommunications and emerging IP service transactions.

- Cost of operation is significantly reduced by utilizing least cost routing
(LCR) and commodity priced VOIP transport inbound and outbound without the traditional requirement of changing protocols from IP to time division multiplexing (TDM) and back again.

- Carrier grade quality is guaranteed by using dedicated bandwidth, redundant architecture and by co-locating technology within a robust data center facility.

- Support for "ASP" deployment of customer applications.

TRITON SUCCESS FACTORS:

Triton uses the technologically advanced software from Highland Lakes Software Inc. which allows the company to remain fluid in the type of formats and records it can accept in its proprietary billing engines. Triton has executed debt reduction plans and has entered agreements with strategic partners to provide streamlined networks which will ultimately drive billable "calls". The companies core success factor is to remain focused on providing solutions and services which will generate billable records for the purpose of landing end user charges onto a customers bill through Tritons North American footprint. In an evolving marketplace Triton has invested in a state of the art commerce platform which will eventually allow its deployment to generate new opportunities in the Internet market to generate billing options for consumers. Triton will be utilizing the advanced software from Cosmocom WWW.COSMOCOM.COM.

Triton's "Click-2-Talk" utilizes standard Windows "net meeting software" to connect whereas our competitor's products require a separate download to enable the connection. In addition Triton provides escalation from Chat room, to VOIP, to Video and co-browsing of web pages. Our sophisticated IP Automatic Call Distributor provides intelligent routing in order to connect to an agent that speaks the customer's language of choice. By integrating Operator Services functions with "Click-2-Talk" we will be able to provide Automated and Live Operator Assistance for our complete array of telephony, information, and e-business fulfillment services including multiple billing options.

ITEM 2. DESCRIPTION OF PROPERTY

Triton maintains its' operations at Suite 300, 5824 Second Street S.W., Calgary, Alberta, Canada T2H 0H2 and occupies approximately 3,900 square feet under terms of a lease which expires February 28, 2009. Triton's operations are capable of being quickly and efficiently re-located with no interruption in service provisioning.

ITEM 3. LEGAL PROCEEDINGS

The Company or its subsidiaries are aware of the following legal proceedings:

In December 2002, Triton Global Communications Inc. sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against Triton for $10,000 alleging breach of contract. Triton believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares were subject to quotation on the OTC Bulletin Board (OTC:BB) under the symbol "BSDS" from June, 2001 until its shares were de-listed in May, 2003 following which the Company's shares have been quoted from time-to-time on the "pink sheets". The Company was de-listed from the OTC:BB as a result of not being a current reporting company under the Exchange Act. The company was re-listed on the OTC:BB on June 9, 2004. The Company had 31,684,597 common shares outstanding at July 31, 2004.

The following information with respect to the high and low sales price of the Company's stock was obtained from Reuters.

                                                 HIGH                 LOW

Quarter ending October 31, 2001                 $ 4.75              $ 0.25
Quarter ending January 31, 2002                 $ 7.25              $ 4.75
Quarter ending April 30, 2002                   $ 8.15              $ 5.25
Quarter ending July 31, 2002                    $ 8.52              $ 6.25
Quarter ending October 31, 2002                 $ 8.50              $  .33
Quarter ending January 31, 2003                 $ 1.85              $  .75
Quarter ending April 30, 2003                   $ 1.28              $  .64
Quarter ending July 31, 2003                    $  .51              $  .22
Quarter ending October 31, 2003                 $  .51              $  .22
Quarter ending January 31, 2004                 $  .40              $  .16
Quarter ending April 30, 2004                   $  .25              $  .09
Quarter ending July 31, 2004                    $  .85              $  .09


HOLDERS

At July 31, 2004 there were approximately 52 holders of record of the Company's stock.

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

Equity compensation plans not
approved by security holders                 1,750,000                     $ 0.15                  16,565,403

Stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of September 24, 2004 these options had not been issued. All stock options have been issued to non-employees.

A warrant for 1,000,000 common shares at an exercise price of $.25 per share was issued to Thornhill Capital for services rendered with respect to financing arrangements for the Company and ongoing consulting advice surrounding the Company's public status. The right to exercise the warrant expires on August 31, 2005. All such sales of unregistered securities by the Company have been made under or pursuant to an appropriate safe harbor or other exemption from registration under the Securities Act.

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

 DATE         TITLE      AMOUNT OF SECURITIES SOLD       PERSONS                  CASH OR NON CASH CONSIDERATION
 ----         -----      -------------------------       -------                  ------------------------------
06Dec00       Common         6,750,000 shares       Marc Baker (1)           Pursuant to Acquisition of Control, at par value

                                                                             For services as officer and director provided to
03Dec01       Common           1,000 shares         Marc Baker               the Company

                                                                             For services to be provided as President
12Jul02       Common         4,000,000 shares       Jeffrey Spanier (2)      of the Company

                                                                             Issued in connection with the Share Exchange
31Oct02       Common        27,959,651 shares       Various (3)              transaction with Triton Global Business Services Inc.

                                                                             Issued in connection with the Share Exchange
04Nov02       Common          270,000 shares        Various (3)              transaction with Triton Global Business Services Inc.

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

                                                    Mercatus & Partners      Issued at par value as security for loans
19Dec02       Common         5,235,602 shares       Ltd. (5)                 to be advanced

                                                                             Issued at a value of $6,337 as compensation for
13Jan03       Common          31,684 shares         Stanton & Linda Hill     loans advanced to the Company

                                                                             Issued at a value of $2,998 as compensation for
13Jan03       Common          14,990 shares         Ronald Bouwman           loans advanced to the Company

                                                                             Issued at a value of $10,100 as compensation for
13Jan03       Common          50,502 shares         Doug Martin              loans advanced to the Company

                                                    Apache Creek Investors   Issued at par value as security for loans
11Feb03       Common         1,600,000 shares       (6)                      to be advanced to the Company

                                                                             Issued at par value as compensation for the
11Feb03       Common          200,000 shares        Robert Libauer (6)       arrangement of loans to be advanced to the Company

                                                                             Issued at par value as compensation for the
11Feb03       Common          200,000 shares        XXR Consulting (6)       arrangement of loans to be advanced to the Company

                                                                             Issued at a value of $6,000 as compensation for
13Feb03       Common          30,000 shares         Stanton & Linda Hill     loans advanced to the Company

                                                                             Issued at a value of $6,000 as compensation for
13Feb03       Common          30,000 shares         James Hayter             loans advanced to the Company

 DATE         TITLE      AMOUNT OF SECURITIES SOLD       PERSONS                  CASH OR NON CASH CONSIDERATION
 ----         -----      -------------------------       -------                  ------------------------------
                                                                             Issued at a value of $2,400 as compensation for
13Feb03       Common       12,000 shares               Kevin Crawford        loans advanced to the Company

                                                                             Issued at a value of $3,600 as compensation for
13Feb03       Common       18,000 shares               890858 Ontario Inc.   loans advanced to the Company

                                                                             Issued at a value of $20,000 as compensation for
13Feb03       Common       100,000 shares              Joel Michel           loans advanced to the Company

                                                                             Issued at a value of $126,868 as compensation for
19Aug03       Common       317,170 shares              Various (7)           loans advanced to the company, legal fees and payroll

                                                                             Issued at par value as compensation for allowing the
05Nov03       Common       657,000 shares              Various (8)           Company to use their free trading shares as security

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

(8) The following shares were issued as compensation for allowing the company to use their free trading shares as security for working capital loans:

         Paul Harary                              112,500 shares
         Paris McKinzie                           206,250 shares
         LLB Ltd.                                 338,250 shares

In addition, during fiscal 2003, 30,000 shares were issued to Robin Legg at a value of $12,000 in lieu of salary and 35,000 shares were issued to Jeremy Fietz, a brother of Guy Fietz, at a value of $14,000 for legal services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As a result of these transactions, TGBSI became a majority-owned subsidiary of the Company and the TGBSI Shareholders became the holders of 88.3% of the 30,123,251 common shares of the Company issued and outstanding immediately subsequent to the Share Exchange transaction. Accordingly, financial information included herein for prior years is that of TGBSI, consolidated with the Company from November 4, 2002, the date of completion of the arrangement.

In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of the Company, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

The Company will seek to acquire the remaining TGBSI common shares as soon as is practical. After such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As the TGBSI shareholders ultimately control the Company, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:

         Investments and marketable securities            $     404
         Accounts payable and accrued liabilities            (2,040)
                                                          ---------
         Working capital deficiency assumed               $  (1,636)
                                                          =========

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

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

                            NET DEFICIENCY ACQUIRED:

  Current liabilities                                  $  2,655,306
  Current assets                                         (1,008,743)
  Property, plant and equipment                          (1,171,081)
                                                       ------------
                                                            475,482
CONSIDERATION PAID:
  Note payable to Guy Fietz                                 401,250
  Shares of TGBSI issued                                  1,248,750
  Acquisition costs                                         486,197
                                                       ------------
  Goodwill upon acquisition of TGCI                    $  2,611,679

Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to July 31, 2004 and as a result the entire amount of this loss has been reflected in the Company's financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $239,939, the full 100% of operating results will be reported with no off-setting minority interest.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2004 AS COMPARED TO THE PERIOD ENDED JULY 31, 2003

REVENUE

The Company had revenue of $6,091,101 for year the ended July 31, 2004 as compared with $2,910,883 for the period ended July 31, 2003. This increase is primarily attributable to increased marketing activities and new business in call records. The revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are accepted by the clearinghouse for billing to customers. The increase in revenue is due to recording revenue for a full year as opposed to nine months for the comparative period as well as an increase in the volume of records processed.

COST OF GOODS SOLD

We had cost of goods sold of $4,618,371, or 75.8% of revenue, for the year ended July 31, 2004 compared to $2,532,475 or 87% of revenue for the year ended July 31, 2003. In the year ended July 31, 2004, we had a gross margin of $1,472,730, or 24.2% of revenue, compared to a gross margin of $378,408, or 13.0% of revenue, for the year ended July 31, 2003. The improvement in the Company's gross margin is primarily attributable to a change in product mix, as the Company began focusing on its higher margin call records business as opposed to the hospitality business. Cost of goods sold, for the year ended July 31, 2004, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

EXPENSES

For the year ended July 31, 2004, we had total expenses of $1,476,092 compared to total expenses of $1,793,465 before write downs for the period ended July 31, 2003. This difference was primarily attributable to reduced administrative costs, reduced interest and finance charges, reduced payroll costs, and reduced legal fees. Total expenses are comprised of the following items:

                                                            YEAR
                                                            ENDED
                                                           JULY 31,
                         DESCRIPTION                        2004
         -------------------------------------------   ---------------
         Administration                                $       182,938
         Interest and finance charges                          253,328
         Professional Fees                                     334,946
         Rent                                                   90,396
         Payroll                                               537,391
         Amortization                                           77,093
         -------------------------------------------   ---------------
         TOTAL                                         $     1,476,092
                                                       ===============

Administration expenses decreased by $132,117 from $315,055 for the year ended July 31, 2003. The decrease resulted primarily from reduced travel ($60,737), and reduced repair costs ($51,642). Professional fees consist of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of 8 employees and includes wages, bonuses, commissions and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

REDUCTION IN CARRYING VALUE OF GOODWILL

We recorded $2,611,679 of goodwill in connection with the acquisition of Triton in October 2002. Goodwill represents the amount by which the purchase price of Triton exceeds the net tangible book value of the net identifiable assets of Triton at the date of acquisition. During the year ended July 31, 2003, we wrote off and charged to operations the entire amount of goodwill due to the impairment associated with losses experienced through our activities in the international operator services market and the current working capital deficiency, which losses and deficiency had not been anticipated at the date of acquisition.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Due to Triton's exit from the International Operator Services market the Company wrote off unrecoverable costs of $992,399 for the year ended July 31, 2003 for the software and hardware related to the VOIP platform. Although Triton has identified market opportunities for the application of the platform it currently does not have a Business Plan developed for the platform's utilization, any contracts in hand or the ability to generate cash flow from its use.

NET PROFIT

The net profit of $44,549 for the year ended July 31 2004 represented an increase from the July 31, 2003 loss of $4,904,278. This is due to the increase in sales while at the same time reducing expenses and not incurring a write-off of goodwill nor a write-off of the software and hardware related to the VOIP platform.

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

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the period ended July 31, 2004, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

On December 9, 2003, the Company signed a letter of intent (LOI) to merge with NeoMedia Technologies Inc. Pursuant to the LOI, it is anticipated that each shareholder of the Company would receive one share of Neomedia's common stock for each share of the Company's common stock held, up to a total of 40 million shares. However, the LOI states that the final exchange rate for the shares will be determined within ten business days of the date of the approval of the merger. The transaction is subject to the parties entering into definitive agreements, shareholder approval and other conditions. At the present time there have been no financial transactions between the companies. There is no assurance that the merger will be completed.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond July 31, 2005.

The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

                           MINORITY INTEREST IN TGBSI

Although the Company currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no reduction for the minority interest therein has been calculated. Until such time as operations recover the deficiency in minority interest of $239,939, the full 100% of operating results will be reported in our statement of operations.

                           PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

--------------------------------------------------------------------------------
Asset                                          Method
--------------------------------------------------------------------------------
Office furniture and equipment             Straight line             5 years
Computer equipment                         Straight line             5 years
Computer software                          Straight line             3 years
Leasehold improvements                     Straight line             5 years
--------------------------------------------------------------------------------

Property, plant and equipment are assessed for potential impairment when triggering events occur that indicate the carrying value may not be recoverable. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

                               REVENUE RECOGNITION

Revenue is recognized at the time that calls are accepted by the clearing house for billing to customers.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company had a cash balance of $128,945 compared to $74,930 at July 31, 2003. Historically, the Company has met its cash needs through a combination of cash from operations, proceeds from the sale of equity and debt securities and loans from the former stockholders of TGBSI. The Company had negative working capital of $3,364,661 which means that the Company's current liabilities exceeded its current assets by $3,364,661 as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consist of cash and cash equivalents of $128,945, accounts receivable of $834,937 and prepaid expenses of $21,465. Current liabilities consisted of accounts payable and accrued liabilities of $3,002,563; shareholder loans of $635,727; advances from Wayside Solutions of $666,433; and a notes payable of $45,285.

We anticipate that our additional cash needs over the next 12 months will be for general working capital needs of $2,000,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of our current liabilities of $4,350,008 as they come due. Of the total current liabilities, we expect that a portion of the shareholder loans will be satisfied by converting them into equity. We expect that we will be able to satisfy our cash needs over the next 12 months from cash generated by operations and by negotiating to pay some of our commitments over time.

Currently the Company has entered into debt for equity negotiations or amortized payment negotiations with most of its creditors. The Company has the ability to perform on all of its finalized agreements and will be able to perform on the commitments it agrees to with its creditors. On June 9, 2004 the Company was relisted to the OTCBB and consequently has the ability to execute formal agreements on the letters of intent mentioned below.

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

With respect to the debenture, the investor has agreed to fund the Company $500,000. The debenture will be convertible into shares of common stock at a price equal to either (i) an amount equal to 120% of the closing bid price of the common stock as of the closing date, whichever is higher, or (ii) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option and has a term of two years. At the Company's option, the debenture may be paid in cash at maturity or redeemed at a 20% premium. Both the equity line and convertible debenture are subject to a number of conditions, including filing all SEC reports required to be filed prior to closing, entering into definitive contracts and, with respect to the equity line, registering the shares of common stock to be issued under the equity line with the Securities and Exchange Commission.

Net Cash From Operations. Net cash provided from operations was $133,786 for the year ended July 31, 2004. The use of cash by operations was principally the result of operations, an increase in accounts payable of $225,666, amortization of $77,093, non-cash financing costs of $98,550, a reduction of prepaid expenses in the amount of $2,053 and an income tax recovery of 33,048 offset by an increase in accounts receivable of $350,352.

Net Cash Used in Financing. Net cash used in financing was $112,700 for the year ended July 31, 2004. This is entirely due to the paying down of notes payable, shareholder loans and the amount owed to Wayside Solutions Inc.

Net Cash From Investing. Net cash from investing was $32,929 for the year ended July 31, 2004 resulting from proceeds on sale of property, plant and equipment in the amount of $35,188 offset by the purchase of additional property, plant and equipment for a total of $2,259.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
SECTION 16(A) OF THE EXCHANGE ACT

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

     Gordon Ellison            Director of Triton Global Business Services Inc.
                                 (appointed April 26, 2004)

EXECUTIVE OFFICERS:

     BSD SOFTWARE, INC
                               Guy Fietz               President
                               Gordon Ellison          Chief Financial Officer

     TRITON GLOBAL BUSINESS SERVICES, INC.

                               Guy Fietz               President
                               Gordon Ellison          Chief Financial Officer

     TRITON GLOBAL COMMUNICATIONS, INC.

                               Guy Fietz               President and Chief
                                                         Executive Officer
                               Gordon Ellison          Chief Financial Officer
                               Robin Legg              Vice-President, Business
                                                         Development
                               Gordon McLeod           Vice-President, Sales and
                                                         Marketing

GUY FIETZ (39). Guy Fietz has been in the telecommunications industry for over five years and has established Triton as a profitable Telco billing services company. Mr. Fietz had the vision to see a gap in Telco billing services and strategically developed a system that addressed this market need. He was instrumental in bringing together a qualified team to develop advanced processing technologies and a sophisticated software/hardware approach specifically for telecommunications billing systems. Since launching Triton, he has managed operations and lead successful growth. Prior to his work in telecommunications, Guy Fietz operated ventures in the hospitality market.

GORDON ELLISON (52) Gordon Ellison is a graduate of the University of Calgary and subsequently received his designation as a Chartered Accountant and is a member of the Institute of Chartered Accountants of Alberta. He has presented seminars on various tax and management related topics throughout western Canada. He has been a controller and/or CFO of privately held companies in the distribution and construction industries.

ROBIN LEGG (60). Robin has over sixteen years of sales management experience in the highly competitive telecommunications industry. He has extensive expertise in team leadership, business development, strategic sales planning, and contract negotiation. Dedicated to establishing client relationships and loyalty throughout and beyond the sales cycle, Robin has been instrumental in developing and implementing strategies for Triton's ongoing customer relationships. Robin has had a strong career with companies such as Telecom Cost Management Inc., CanTalk Canada, BCI Commcor, Nortel Networks and Bell Canada.

GORDON F. MACLEOD (31). Gordon is the former Manager of National Accounts for Time iCR, an Ottawa based speech recognition application service provider. He has over 7 years of direct experience within the telecommunications sector. Gordon has an Honours degree in Business from the University of Guelph and a proven track record in developing and managing large scale sales opportunities. Since joining Triton Gordon has identified and mapped Triton's core target markets and has developed effective sales and marketing strategies.

                              FAMILY RELATIONSHIPS:

NONE.

                                AUDIT COMMITTEE:

The President and the Chief Financial Officer currently act as the Audit Committee to review the internal accounting procedures of the Company and to consult with and review the services provided by the Company's independent accountants. It is the Company's intention to establish an independent audit committee.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the total compensation earned by, or paid to, the person's serving as the Company's and its subsidiaries President, Chief Executive Officer, Chief Financial Officer and Vice-Presidents during 2004, 2003, and 2002. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during 2004, 2003, and 2002.


                                       Annual compensation                           Long-term compensation
                               ----------------------------------      -------------------------------------------------------
                                                                                 Awards              Payouts
                                                                       -------------------------   ----------
                                                        Other                          Securities                     All
 Name and principal                                    annual            Restricted    Underlying                    other
      position         Year    Salary     Bonus     compensation           stock         Options        LTIP      compensation
--------------------  ------  --------   -------   --------------      -----------     ----------   ------------  -------------
Guy Fietz, President    2004    144,285  116,362         -                   -               -             -            -
                        2003     95,846     -            -                   -               -             -            -
                        2002     58,333     -         127,333 (1)            -               -             -            -

Gordon Ellison, CFO     2004     24,129     -            -                   -               -             -            -

Les Hammond, former CFO 2004     38,890     -            -                   -               -             -            -
                        2003     17,084     -            -                   -               -             -            -

Robin Legg,
VP-Business Dev.        2004     58,282    3,736        2,512                -               -             -            -
                        2003     46,270     -            -                   -               -             -            -
                        2002     10,278     -            -                   -               -             -            -

Gordon MacLeod, VP-
Sales & Mark            2004     70,900    8,889       11,896                -               -             -            -
                        2003     12,813     -            -                   -               -             -            -

(1) These represent the payment of dividends by Triton Global Communications Inc. prior to the acquisition by the Company.

         All amounts were paid through Triton Global Communications Inc. in Canadian dollars. The amounts for the current year have been converted at .74721 and previous years have been converted at a .711845 exchange rate.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ Stock Market. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during its fiscal year ended July 31, 2004, all Section 16(a) filing requirements applicable to the officers, directors and ten percent beneficial owners were met.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company's Code of Ethics seeks to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code to predesignated persons, and (5) accountability for adherence to the Code. A copy of the Company's Code of Ethics will be attached to and viewed on the Company's internet website at http://www.tritonglobal.ca and is attached to this filing as
Exhibit 14.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 13, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company and its subsidiaries; and (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities.

                                                         Amount and nature of beneficial
Title of Class    Name and address of beneficial owner            ownership (1)
--------------    ------------------------------------   -------------------------------

                  Guy Fietz (2)
                  90 Mt. Assiniboine Circle, S.E.
                  Calgary, Alberta
Common stock      Canada T2Z 2N8                              16,468,992      52.0%

                  SunTzu Trust
                  ANZ House, P.O. Box 11
Common stock      Rarotonga, Cook Islands                      7,328,701      23.1%

                  Trans Research International Trust (3)
                  ANZ House, P.O. Box 11
Common stock      Rarotonga, Cook Islands                      8,168,620      25.8%

                  Merlexis Trust (3)
                  ANZ House, P.O. Box 11
Common stock      Rarotonga, Cook Islands                      3,381,633      10.7%

                  Blair J. McInnes (4)
                  78 Kinkora Drive
                  Winnipeg, Manitoba
Common stock      Canada R3R 2L6                               8,168,620      25.8%

                  David Worrall (5)
                  58 Amalia Crescent
                  R.R. # 5
                  Belwood, Ontario
Common stock      Canada N0B 1J0                               3,381,633      10.7%

                  Robin Legg
                  16 Valley Ponds Place N.W.
                  Calgary, Alberta
Common stock      Canada T3B 5T5                                  35,000       0.1%

(1) Based on 31,684,597 shares issued and outstanding at October 13, 2004. Applicable percentage of ownership is based on 31,684,597 shares of common stock outstanding as of October 13, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 13, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. The cost of these services, aggregating $127,579 (2003 - $140,896), was charged to professional fees expense.

Accrued interest calculated at 10% on the amount owing to Guy Fietz has been recorded at $34,119 for the year ended July 31, 2004 and an amount of $26,575 was recorded in the year ended July 31, 2003.

For the year ended July 31, 2004 the Company paid $20,370 and for the year ended July 31, 2003 the Company recorded $14,000 for professional services rendered by Jeremy Fietz, a brother of the President of the Company. The amount recorded in fiscal 2003 was paid by issuing 35,000 common shares of the Company in the current year.

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

(C) EXHIBITS:

EXHIBIT NO.    DESCRIPTION                                            LOCATION
------------   ----------------------------------------------------   --------------------------------------------
2.1            Stock Exchange Agreement dated as of October 23,       Incorporated by reference to Exhibit 2.1 of
               2002 among BSD Software, Triton Global Business        Form 8-K filed with the SEC on November 6,
               Services and certain  former stockholders of Triton    2002
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

3.1            Articles of Incorporation                              Incorporated by reference to Exhibit 3.1 of
                                                                      Form 10-QSB filed with the SEC on August 18,
                                                                      1999

3.2            Bylaws                                                 Incorporated by reference to Exhibit 3.2 of
                                                                      Form 10-QSB filed with the SEC on August 18,
                                                                      1999

14             Code Of Business Conduct And Ethics                    Provided herewith

23.1           Consent of KPMG LLP                                    Provided herewith

31.1           Officer's Certificate pursuant to Section 302          Provided herewith

31.2           Officer's Certificate pursuant to Section 302          Provided herewith

32.1           Certification pursuant to 18 USC Section 1350 as       Provided herewith
               adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act

         ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES


                                      2004                2003
                                      ----                ----
Audit fees                         $   34,490
Audit-related fees                 $   24,006          $   19,575
Tax fees
All other fees                     $                   $    3,203



These fees were paid in Canadian dollars through Triton Global Communications Inc. ("Triton") and have been converted at rates in effect at the time of processing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BSD Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BSD SOFTWARE SOLUTIONS



November 4, 2004             By: /S/ GUY FIETZ
                                 --------------------------------------
                             Guy Fietz, President and Director


                             By: /S/ GORDON ELLISON
                                 --------------------------------------
                             Gordon Ellison, Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                               BSD SOFTWARE, INC.
                      PERIODS ENDED JULY 31, 2004 AND 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors of BSD Software, Inc.

We have audited the accompanying consolidated balance sheets of BSD Software, Inc. (the "Company") as at July 31, 2004 and July 31, 2003, and the related statements of operations and deficit and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2004 and July 31, 2003, and the results of its operations and its cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced operating losses and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP

Chartered Accountants


Regina, Canada
September 24, 2004

BSD SOFTWARE, INC.
Consolidated Balance Sheets
July 31, 2004 and 2003

----------------------------------------------------------------------------------------------
(U.S. dollars)                                                         2004            2003
----------------------------------------------------------------------------------------------

Assets

Current assets:
      Cash in bank                                                 $   128,945     $    74,930
      Accounts receivable                                              834,937         484,585
      Income taxes recoverable                                              --          31,484
      Prepaid expenses                                                  21,465          23,518
      ----------------------------------------------------------------------------------------
                                                                       985,347         614,517

Property, plant and equipment (note 5)                                 172,976         271,852
----------------------------------------------------------------------------------------------
                                                                   $ 1,158,323     $   886,369
==============================================================================================
Liabilities and Stockholders' Deficiency
Current liabilities:
      Accounts payable and accrued liabilities                     $ 3,002,563     $ 2,725,598
      Shareholder loans (note 6)                                       305,781         296,146
      Due to Guy Fietz (note 7)                                        329,946         333,865
      Due to Wayside Solutions Inc. (note 8)                           666,433         726,366
      Advances from investors (note 9)                                      --         929,983
      Notes payable (note 10)                                           45,285              --
      ----------------------------------------------------------------------------------------
                                                                     4,350,008       5,011,958
Stockholders' deficiency:
      Share capital (note 11):
        Authorized:
          Preferred stock 5,000,000 shares at $.001 par value
          Common stock 50,000,000 shares at $.001 par value
        Issued and outstanding:
          31,684,597 common shares (July 31, 2003 - 30,710,427)         31,685          30,711
      Additional paid-in capital                                     3,433,125       2,213,161
      Deficit                                                       (5,975,892)     (6,020,441)
      Accumulated other comprehensive loss (note 12)                  (680,603)       (349,020)
      ----------------------------------------------------------------------------------------
                                                                    (3,191,685)     (4,125,589)

Going concern (note 2)
Commitments and contingencies (note 14)
----------------------------------------------------------------------------------------------
                                                                   $ 1,158,323     $   886,369
==============================================================================================

See accompanying notes to consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statement of Operations and Deficit For the periods ended July 31, 2004 and July 31, 2003

---------------------------------------------------------------------------------------
(U.S. dollars)                                                 2004             2003
---------------------------------------------------------------------------------------

Revenue                                                   $  6,091,101     $  2,910,883

Cost of goods sold                                           4,618,371        2,532,475
---------------------------------------------------------------------------------------
                                                             1,472,730          378,408

Expenses:
      Administration                                           182,938          315,055
      Interest and finance charges                             253,328          298,463
      Professional fees                                        334,946          458,842
      Rent                                                      90,396           54,274
      Payroll                                                  537,391          604,231
      Amortization                                              77,093           62,600
      Reduction in carrying value of goodwill (note 4)              --        2,611,679
      Impairment of property, plant and equipment                   --          992,399
      ---------------------------------------------------------------------------------
                                                             1,476,092        5,397,543

---------------------------------------------------------------------------------------
Loss before the undernoted                                      (3,362)      (5,019,135)

Loss on disposal of property, plant and equipment               (3,179)              --
Gain on sale of contracts                                       51,090          159,406
---------------------------------------------------------------------------------------
Net income (loss)                                               44,549       (4,859,729)

Deficit, beginning of period                                (6,020,441)      (1,160,712)

---------------------------------------------------------------------------------------
Deficit, end of period                                    $ (5,975,892)    $ (6,020,441)
=======================================================================================
Basic and diluted earnings (loss) per share               $       0.00     $      (0.19)
=======================================================================================
Weighted average shares outstanding                         31,494,009       25,494,457
=======================================================================================

See accompanying notes to consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statement of Cash Flows

For the periods ended July 31, 2004 and July 31, 2003

-------------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                  2004            2003
-------------------------------------------------------------------------------------------------------
Cash flows from (used in):

Operations:
  Net income (loss)                                                         $    44,549     $(4,859,729)
  Items not involving cash:
      Non-cash financing costs                                                   98,550         242,148
      Amortization                                                               77,093          62,600
      Loss on disposal of property, plant and equipment                           3,179              --
      Reduction in carrying value of goodwill                                        --       2,611,679
      Impairment of property, plant and equipment                                    --         992,399
  Change in non-cash operating working capital:
      Accounts receivable                                                      (350,352)        207,012
      Income taxes recoverable                                                   33,048
      Short term investments                                                         --          54,579
      Prepaid expenses                                                            2,053          37,932
      Accounts payable and accrued liabilities                                  225,666         391,705
-------------------------------------------------------------------------------------------------------
                                                                                133,786        (259,675)
Financing:
      Increase (decrease) in shareholder loans                                  (15,717)        296,146
      Decrease in note payable                                                  (10,599)       (317,559)
      Increase (decrease)in due to Wayside Solutions Inc.                       (63,706)        394,714
      Increase in advances from investors                                            --         580,990
      Decrease in due to Guy Fietz                                              (22,678)        (50,537)
      Share issue costs                                                              --         (48,317)
-------------------------------------------------------------------------------------------------------
                                                                               (112,700)        855,437
Investing:
      Proceeds on sale of property, plant and equipment                          35,188              --
      Purchase of property, plant and equipment                                  (2,259)        (17,222)
      Advances to Triton Global Communications Inc. prior to acquisition             --        (487,411)
      Investment acquisition costs                                                   --        (265,823)
      Advances receivable                                                            --          93,934
      Cash acquired on acquisition of Triton Global Communications Inc.              --         155,690
-------------------------------------------------------------------------------------------------------
                                                                                 32,929        (520,832)

-------------------------------------------------------------------------------------------------------
Increase in cash position                                                        54,015          74,930

Cash position, beginning of period                                               74,930              --

-------------------------------------------------------------------------------------------------------
Cash position, end of period                                                $   128,945     $    74,930
=======================================================================================================

See accompanying notes to consolidated financial statements.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)
Periods ended July 31, 2004 and July 31, 2003


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


2. GOING CONCERN:

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and has a significant working capital deficiency.

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and restore profitable operations. During the year ended July 31, 2004, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

On December 9, 2003, the Company signed a letter of intent (LOI) to merge with NeoMedia Technologies Inc. Pursuant to the LOI, it is anticipated that each shareholder of the Company would receive one share of Neomedia's common stock for each share of the Company's common stock held, up to a total of 40 million shares. However, the LOI states that the final exchange rate for the shares will be determined within ten business days of the date of the approval of the merger. The transaction is subject to the parties entering into definitive agreements, shareholder approval and other conditions. At the present time there have been no financial transactions between the companies. There is no assurance that the merger will be completed.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond July 31, 2005.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003

2. GOING CONCERN (CONTINUED):

The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3. SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Principles of consolidation:

            The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired the Company in a reverse takeover transaction effective November 4, 2002. As a result the Company changed its year end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2002 forward consolidated with the Company from November 4, 2002. All significant inter-company balances and transactions have been eliminated upon consolidation.

      (b)   Property, plant and equipment

            Property, plant and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

            --------------------------------------------------------------------
            Asset                                     Method
            --------------------------------------------------------------------
            Office furniture and equipment        Straight line          5 years
            Computer equipment                    Straight line          5 years
            Computer software                     Straight line          3 years
            Leasehold improvements                Straight line          5 years
            --------------------------------------------------------------------

            Property, plant and equipment are assessed for potential impairment when triggering events occur that indicate the carrying value may not be recoverable. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

      (c)   Translation of foreign currency:

            The functional currency of the operations is the Canadian dollar. The financial statements are reported in United States dollars and are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses. Resulting exchange differences are accumulated as a component of accumulated other comprehensive loss (note 12).

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003

3. Significant accounting policies (continued):

      (c)   Translation of foreign currency (continued):

            Revenue and expense transactions originating in U.S. dollars are translated to Canadian dollars at rates in effect at the time of the transaction. Foreign exchange gains and losses are included in income.

      (d)   Revenue recognition:

            Revenue is recognized at the time that calls are accepted by the clearing house for billing to customers.

      (e)   Stock-based compensation:

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

      g)    Deferred Income Taxes

            The company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax
            assets  and   liabilities   are   recognized   for  the  future  tax
            consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment to the extent that realization of deferred tax assets is not considered to be "more likely than not", a valuation allowance is provided.

      (g)   Goodwill:

            Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


4. CHANGE IN CONTROL AND ACQUISITIONS:

      The Company entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares of TGBSI (the "TGBSI Shareholders"). TGBSI was the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

      As a result of these transactions, TGBSI became a majority-owned subsidiary of the Company and the TGBSI Shareholders became the holders of 88.3% of the then issued 30,123,251 common shares of the Company. For accounting purposes, as the Company was not an active business at the time, the TGBSI transaction is accounted for as a recapitalization.

      In connection with the share exchange, Jeffrey Spanier, the President and sole employee and director of the Company, surrendered 4,000,000 shares of common stock, constituting 67.9% of the common stock which was issued and outstanding prior to the share exchange.

      As a result of this recapitalization whereby TGBSI acquired the Company, the holders of certain TGBSI common shares were offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares of the Company. In connection with the additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As of September 24, 2004 these share transactions have not occurred.

      As the TGBSI Shareholders ultimately control the Company, TGBSI was designated as the acquirer in the transaction. The fair value of the assets and liabilities acquired are as follows:

      Investments and marketable securities                      $      404
      Accounts payable and accrued liabilities                       (2,040)

      --------------------------------------------------------------------------
      Working capital deficiency assumed                         $   (1,636)
      --------------------------------------------------------------------------

      The above deficiency was charged to the Company's deficit account and the financial statements reflect the financial position and results of TGBSI from the date of its incorporation on May 28, 2002 forward. Additional paid-in capital reflects the increase in share capital attributable to the carrying value of TGBSI's share capital. The continuity of the Company's issued share capital is outlined in note 11.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


4. CHANGE IN CONTROL AND ACQUISITIONS (CONTINUED):

      TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

      Net deficiency acquired:

      Current liabilities                                     $   2,655,306
      Current assets                                             (1,008,743)
      Property, plant and equipment                              (1,171,081)
      --------------------------------------------------------------------------
                                                                    475,482
      Consideration paid:

      Note payable to Guy Fietz                                     401,250
      Shares of TGBSI issued                                      1,248,750
      Acquisition costs                                             486,197
      --------------------------------------------------------------------------
                                                                  2,136,197

      --------------------------------------------------------------------------
      Goodwill upon acquisition of TGCI                       $   2,611,679
      --------------------------------------------------------------------------

      $149,002 of the above acquisition costs were included in accounts payable at July 31, 2004. Subsequent to the acquisition of TGCI, the Company conducted the goodwill impairment test, based upon a combination of present value of cash flows and asset valuation methods, and determined the entire amount of goodwill to be impaired as significant operating losses had occurred and TGCI had a significant working capital deficiency. As a result, the entire amount of goodwill was written off and charged to operations during the year ended July 31, 2003.

      Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to July 31, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $239,939 the full 100% of operating results will be reported with no off-setting minority interest.

5. PROPERTY, PLANT AND EQUIPMENT:

      --------------------------------------------------------------------------
                                                                            2004
      --------------------------------------------------------------------------
                                                        Accumulated     Net Book
                                            Cost        Amortization      Value
      --------------------------------------------------------------------------

      Office furniture and equipment    $   126,306     $   65,578    $  60,728
      Computer equipment                    165,020         85,413       79,607
      Computer software                      95,003         71,317       23,686
      Leasehold improvements                 16,553          7,598        8,955

      --------------------------------------------------------------------------
                                        $   402,882     $  229,906    $ 172,976
      --------------------------------------------------------------------------

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


5. PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

      --------------------------------------------------------------------------
                                                                            2003
      --------------------------------------------------------------------------
                                                        Accumulated     Net Book
                                            Cost        Amortization      Value
      --------------------------------------------------------------------------

      Office furniture and equipment    $  119,821     $    34,807    $  85,014
      Computer equipment                   204,134          68,763      135,371
      Computer software                     89,912          47,913       41,999
      Leasehold improvements                13,526           4,058        9,468

      --------------------------------------------------------------------------
                                        $  427,393      $  155,541    $ 271,852
      --------------------------------------------------------------------------

    6.   SHAREHOLDER LOANS:

         Amounts due to shareholders bear interest at rates varying from 8%-10% per annum, are unsecured and due on demand.

    7.   DUE TO GUY FIETZ:

         Amounts due to Guy Fietz, a shareholder, bear interest at 10% annum, are unsecured and due on demand.

    8.   DUE TO WAYSIDE SOLUTIONS INC.:

         Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement has been provided by TGBSI to Wayside Solutions Inc. as collateral.

    9.   ADVANCES FROM INVESTORS:

         During 2003, the Company received $929,983 from investors for the purchase of common shares of TGBSI. Pursuant to Board of Directors resolutions on January 30, 2004 and March 29, 2004 the advances from investors were converted to shares in TGBSI resulting in an $887,001 charge to additional paid-in capital. The remaining $42,982 was recorded as notes payable.

    10.  NOTES PAYABLE:

         Notes payable bear interest at rates varying from 5%-7%, are unsecured and due on demand.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003

11.   SHARE CAPITAL:                               NUMBER OF SHARES   ASSIGNED VALUE

      Balance, August 1, 2002                          1,893,600      $      1,894
      Issued to TGBSI shareholders (note 4)           26,613,891            26,614
      Issued to BSD shareholders (note 4)              1,615,760             1,616
      Issued November 4, 2002 to January 31, 2003      5,632,778             5,632
      Issued February 1 to April 30, 2003                190,000               190
      Shares cancelled                                (5,235,602)           (5,235)
      ------------------------------------------------------------------------------
      Balance, July 31, 2003                          30,710,427            30,711

      Issued August 1 to October 31, 2003                317,170               317
      Issued November 1, 2003 to January 31, 2004        657,000               657
      ------------------------------------------------------------------------------
      Balance, July 31, 2004                          31,684,597      $     31,685
      ------------------------------------------------------------------------------

      The 5,632,778 shares issued from November 4, 2002 to January 31, 2003 were issued as compensation for services rendered and for anticipated debt financing. As the debt financing did not occur 5,235,602 shares related to this were cancelled.

      The 190,000 shares issued from February 1 to April 30, 2003 were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced. An expense of $38,000 has been recorded at a rate of $0.20 per share as a financing cost included in interest and finance charges.

      The 317,170 shares were issued as compensation related to loans advanced to the Company on the basis of one share for each dollar advanced and as compensation for legal fees of $14,000 and payroll costs of $12,000. An expense of $100,868 had been recorded at a rate of $0.40 per share as a financing cost included in interest and finance charges for the year ended July 31, 2003. The legal fees and payroll costs were also recorded for the year ended July 31, 2003.

      On May 14, 2003 the Company entered into an agreement to issue warrants for 1,000,000 common shares, at an exercise price of $0.25 to a corporation as consideration for consulting services. The right to exercise the warrants expires August 31, 2005. These warrants were issued on August 20, 2003. Management's best estimate of the fair value of the shares at the time of the Agreement was approximately $0.40, as a result a charge for $150,000 was recorded as professional fees expense for the year ended July 31, 2003.

      In November of 2002, certain shareholders of the Company entered into Accommodation Agreements with the Company to assist with financing corporate operations. Under those Accommodation Agreements the Company issued 657,000 shares in the period ended January 31, 2004. Management's best estimate of the fair value of the shares at the time the Company determined it was obligated to issue the shares was approximately $0.15, as a result an expense of $98,550 has been recorded as financing fees during the period ended October 31, 2003.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003

11. SHARE CAPITAL (CONTINUED):

      As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of September 24, 2004 these options had not been issued. All stock options issued to July 31, 2004 have been issued to non-employees.

12. COMPREHENSIVE LOSS:

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' investment that, under United States generally accepted accounting principles, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

---------------------------------------------------------------------------------------
                                                           2004              2003
---------------------------------------------------------------------------------------
      Net income (loss)                                $     44,549    $    (4,859,729)

      Other comprehensive loss:
          Foreign currency translation adjustments         (331,583)        (349,020)
---------------------------------------------------------------------------------------

      Total comprehensive loss                         $   (287,034)   $  (5,208,749)
---------------------------------------------------------------------------------------

      Accumulated other comprehensive loss of $(680,603) (July 31, 2003 - $(349,020)) consists solely of foreign currency translation adjustments.

13. INCOME TAXES:

      Income tax recovery differs from the amount that would be computed by applying the statutory income tax rate of 35% (2003 - 35%) for the following reasons:

----------------------------------------------------------------------------------------
                                                         2004                 2003
----------------------------------------------------------------------------------------
      Computed income tax (recovery)                  $    15,592         $(1,608,202)

      Non taxable items and other differences            (305,289)            457,044

      Adjustment to future tax assets for enacted
        changes in tax losses and rates                    20,038                  --

      Change in valuation allowance                      (269,659)          1,151,158
----------------------------------------------------------------------------------------
                                                      $        --         $        --
----------------------------------------------------------------------------------------

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


13. INCOME TAXES (CONTINUED):

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

-------------------------------------------------------------------------------------------------
                                                                      2004                2003
-------------------------------------------------------------------------------------------------
         Deferred tax assets:
         Non-capital losses carried forward                        $   788,659        $   324,864

         Property, plant and equipment - difference in net
              book value and undepreciated capital cost                181,537            369,250

         Tax value of investment greater than accounting               450,621            457,044
-------------------------------------------------------------------------------------------------
                                                                     1,420,817          1,151,158
         Less valuation allowance                                   (1,420,817)        (1,151,158
-------------------------------------------------------------------------------------------------
         Deferred tax liabilities                                           --                 --
-------------------------------------------------------------------------------------------------
         Net deferred tax assets                                   $        --        $        --
-------------------------------------------------------------------------------------------------

      The  Corporation  had  approximately   $2,345,803  of  non-capital  losses
      available at July 31, 2004 to reduce taxable income of future years. These losses expire in periods from 2005 through 2014.

14. COMMITMENTS AND CONTINGENCIES:

      The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the current period totaled $90,396 (2003 - $138,353), net of sublease revenue of $109,817
      (2003 - $32,097). Future lease payments will aggregate $265,592 as follows:

                           2005                      $    63,759
                           2006                           61,604
                           2007                           58,242
                           2008                           51,781
                           2009                           30,206
                                                     -----------
                                                     $   265,592
                                                     ===========

      In addition, the Company leases premises with future lease payments of approximately: 2005 - $136,667; 2006 - $132,317; 2007 - $113,165; 2008 -
      $105,435 which are subleased for corresponding amounts over corresponding lease terms.

      In the normal course of operations the Company is subject to claims and lawsuits. The Company is currently involved in various claims and litigation, which they are defending. The Company or its subsidiaries are aware of the following legal proceedings:

      In December 2002, TGCI sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against TGCI for $10,000 alleging breach of contract. TGCI believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


14. COMMITMENTS AND CONTINGENCIES (CONTINUED):

      In June 2003, PBJ Holdings Inc. filed a Statement of Claim against TGBSI in the Court of Queen's Bench of Alberta for breach of contract alleging that TGBSI failed to pay $125,000 for the introduction of TGBSI to BSD Software, Inc. TGBSI believes the claim is without merit and intends to defend the claim.

      As of July 31, 2004 management has accrued a provision based upon their best estimate as to the likely outcome of these claims. This provision was charged to administration expense during the year ended July 31, 2003 and adjusted in the current period for legal actions settled.

15. RELATED PARTY TRANSACTIONS:

      Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. The cost of these services, aggregating $127,579 (2003 - $140,896), was charged to professional fees expenses.

      Included in interest and finance charges is accrued interest of $34,119 (2003 - $26,575) due to Guy Fietz, the President of the company and a major shareholder.

      Jeremy Fietz, the brother of Guy Fietz, provided professional services to the Company aggregating $20,370 (2003 - $14,000), which has been charged to professional fees. The amount recorded during 2003 was paid through the issuance of 35,000 common shares of the Company (note 11).

      These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

16. FINANCIAL INSTRUMENTS:

      Accounts receivable with two customers represent approximately 73% (2003 - 72%) of the balance of accounts receivable as at July 31, 2004. It is the opinion of management that these accounts do not represent a significant credit risk.

      A majority of the Company's purchases are from three (2003 - one) specific vendors.

      The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

      The fair value of the following financial assets and financial liabilities approximates fair value due to their immediate or short-term maturity or for related party amounts due to their lack of a ready market:

            o    cash in bank;
            o    accounts receivable;
            o    income taxes recoverable;
            o    accounts payable and accrued liabilities;
            o    shareholder loans;
            o    due to Guy Fietz;
            o    due to Wayside Solutions Inc.;
            o    advances from investors; and
            o    notes payable.

                               BSD SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U. S. Dollars)

PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003


17. COMPARATIVE FIGURES:

         Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current period.


                                  END OF FILING