Form 10QSB
period 2004-10-31
BSD SOFTWARE INC
filed 2004-12-15
CIK 1092976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Three Months Ended October 31, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                               BSD SOFTWARE, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
 -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                     0-27075
 -------------------------------------------------------------------------------
                              (Commission File No.)

                                    1-1586472
 -------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

                                    SUITE 300
                              5824 2ND STREET S.W.
                                CALGARY, ALBERTA
                                 CANADA T2H 0H2
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 257-7090
 -------------------------------------------------------------------------------
                         (Registrant's telephone number)

                       As of October 31, 2004, there were
                      31,684,597 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                                     PART I

                              FINANCIAL INFORMATION

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                    THREE MONTH PERIOD ENDED OCTOBER 31, 2004
                                   (UNAUDITED)

Consolidated Interim Financial Statements of

BSD SOFTWARE, INC.
Three Months ended October 31, 2004
(Unaudited)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet
October 31, 2004, and July 31, 2004
(Unaudited)

|---------------------------------------------------------------------------------------------------
(U.S. dollars)                                                           October 31         July 31
---------------------------------------------------------------------------------------------------
Assets

Current assets:

  Cash in bank                                                           $   275,144    $   128,945
  Accounts receivable                                                        868 683        834,937
  Prepaid expenses                                                            12,515         21,465
---------------------------------------------------------------------------------------------------
                                                                           1,156,342        985,347

Property, plant and equipment (note 5)                                       168,254        172,976
---------------------------------------------------------------------------------------------------
                                                                         $ 1,324,596    $ 1,158,323
---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities                               $ 3,310,765    $ 3,002,563
  Shareholder loans (note 6)                                                 322,555        305,781
  Due to Guy Fietz (note 7)                                                  360,152        329,946
  Due to Wayside Solutions Inc. (note 8)                                     674,078        666,433
  Notes Payable (note 9)                                                      35,502         45,285
---------------------------------------------------------------------------------------------------
                                                                           4,703,052      4,350,008
Stockholders' deficiency:
  Share capital (note 10):
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value Common stock
      50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,684,597 common shares                                                31,685         31,685
      Additional paid-in capital                                           3,710,928      3,433,125
  Deficit                                                                 (5,876,491)    (5,975,892)
  Accumulated other comprehensive loss (Note 11)                          (1,244,578)      (680,603)
---------------------------------------------------------------------------------------------------
                                                                          (3,378,456)    (3,191,685)
Going concern (note 2)
Commitments and contingencies (note 12)
---------------------------------------------------------------------------------------------------
                                                                         $ 1,324,596    $ 1,158,323
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Operations and Deficit
Three month period ended October 31, 2004, and October 31, 2003
(Unaudited)

---------------------------------------------------------------------------------------------------
(U.S. dollars)                                                          2004               2003
---------------------------------------------------------------------------------------------------
Revenue                                                            $  1,578,332        $  1,027,043

Cost of goods sold                                                    1,175,915             762,405
---------------------------------------------------------------------------------------------------
                                                                        402,417             264,638

Expenses:
  Administration                                                         35,264              31,312
  Interest and finance charges                                           30,861             132,685
  Professional fees                                                      79,875              26,966
  Rent                                                                   15,089              30,840
  Payroll                                                               122,398              91,230
  Amortization                                                           19,529              18,888
---------------------------------------------------------------------------------------------------
                                                                        303,016             331,921
---------------------------------------------------------------------------------------------------

Income (loss) before the undernoted                                      99,401             (67,283)

Gain on sale of contracts                                                    --              51,090
---------------------------------------------------------------------------------------------------
Net income (loss)                                                        99,401             (16,193)

Deficit, beginning of period                                         (5,975,892)         (6,020,441)
---------------------------------------------------------------------------------------------------
Deficit, end of period                                             $ (5,876,491)       $ (6,036,634)
---------------------------------------------------------------------------------------------------
Basic and diluted
earnings (loss) per share                                          $       0.00        $      (0.00)
---------------------------------------------------------------------------------------------------
Weighted average shares
outstanding                                                          32,684,597          31,962,095
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Consolidated Interim Statement of Cash Flows
Three month period ended October 31, 2004, and October 31, 2003
(Unaudited)

-------------------------------------------------------------------------------------------
(U.S. dollars)                                                  2004               2003
-------------------------------------------------------------------------------------------
Cash flows from (used in):
  Operations:

    Net income (loss)                                     $     99,401         $   (16,193)
    Items not involving cash:
      Non-cash financing costs                                      --              98,550
      Amortization                                              19,529              18,888
    Change in non-cash operating working capital:
      Accounts receivable                                      (33,746)           (174,935)
      Prepaid expenses                                           8,950                 951
  Accounts payable and accrued liabilities                     134,358             103,354
-------------------------------------------------------------------------------------------
                                                               228,492              30,615
Financing:
  Repayment of shareholder loans                               (23,099)                 --
  Repayment of notes payable                                    (8,499)                 --
  Repayment of due to Wayside Solutions Inc.                                        (50,695)
-------------------------------------------------------------------------------------------
                                                               (82,293)                 --
Investing:
  Proceeds on sale of property, plant and equipment                 --              35,188
-------------------------------------------------------------------------------------------
                                                                    --              35,188
-------------------------------------------------------------------------------------------
Increase in cash position                                      146,199              65,803

Cash position, beginning of period                             128,945              74,930
-------------------------------------------------------------------------------------------
Cash position, end of period                              $    275,144        $    140,733
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated interim financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry (note 4).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and exchange commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited consolidated financial statements on Form 10-KSB for the period ended July 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005.

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

2. Going concern:

These unaudited consolidated interim financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and a significant working capital deficiency.

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

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

The unaudited consolidated interim financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these interim financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3. Significant accounting policies:

(a) Principles of consolidation:

The unaudited consolidated interim financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). All significant inter-company balances and transactions have been eliminated upon consolidation.

Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2004 and as a result the entire amount of these losses have been reflected in these unaudited consolidated interim financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $234,290, the full 100% of operating results will be reported with no off-setting minority interest.

 (b) Property, plant and equipment:

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

--------------------------------------------------------------------------------

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

3. Significant accounting policies (continued):

(b) Property, plant and equipment (continued):

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

(e) Stock-based compensation:

 Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. No stock based compensation has been issued to employees during the period ended October 31, 2004.

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

3. Significant accounting policies (continued):

(g)      Deferred Income Taxes

The company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. To the extent that realization of deferred tax assets is not considered to be "more likely than not", a valuation allowance is provided.

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

As a result of this recapitalization whereby TGBSI acquired the Company, the holders of certain TGBSI common shares were offered the opportunity to exchange their shares for up to an additional 2,470,349 common shares of the Company. As a result, after such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares of the Company. In connection with the additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As of December 10, 2004 these share transactions have not occurred.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

5. Property, plant and equipment:

                                                                          October 31, 2004
------------------------------------------------------------------------------------------
                                                          Accumulated         Net Book
                                            Cost          Amortization         Value
------------------------------------------------------------------------------------------
Office furniture and equipment       $     137,870       $      78,058       $      59,812
Computer equipment                         180,128             100,853              79,275
Computer software                          103,701              83,404              20,297
Leasehold improvements                      18,068               9,198               8,870
------------------------------------------------------------------------------------------
                                     $     439,767       $     271,513       $     168,254
------------------------------------------------------------------------------------------


                                                                            July  31, 2004
------------------------------------------------------------------------------------------

                                                         Accumulated             Net Book
                                           Cost          Amortization              Value
------------------------------------------------------------------------------------------
Office furniture and equipment       $     126,306       $      65,578       $      60,728
Computer equipment                         165,020              85,413              79,607
Computer software                           95,003              71,317              23,686
Leasehold improvements                      16,553               7,598               8,955
------------------------------------------------------------------------------------------
                                     $     402,882       $     229,906       $     172,976
------------------------------------------------------------------------------------------

6. Shareholder loans:

Amounts due to shareholders bear interest at 8%-10% per annum, are unsecured and due on demand.

7. Due to Guy Fietz:

Amounts due to Guy Fietz, a shareholder, bear interest at 10% per annum, are unsecured and due on demand.

8. Due to Wayside Solutions Inc.:

Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement has been provided by TGBSI to Wayside Solutions Inc. as collateral.

9.  Notes payable

Notes payable bear interest at rates varying from 5%-7%, are unsecured and due on demand.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

10. Share capital:

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

----------------------------------------------------------------------------------------
                                                        Number of
                                                         Shares        Paid-up capital
----------------------------------------------------------------------------------------
Balance, July 31, 2003                                 30,710,427       $        30,711

Issued August 1 to October 31, 2003                       317,170                   317
Issued November 1, 2003 to January 31, 2004               657,000                   657
----------------------------------------------------------------------------------------

Balance, October 31, 2004 and July 31, 2004            31,684,597       $        31,685
----------------------------------------------------------------------------------------

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

In November of 2002, certain shareholders of the Company entered into Accommodation Agreements with the Company to assist with financing corporate operations. Under those Accommodation Agreements the Company issued 657,000 shares in the period ended January 31, 2004. Management's best estimate of the fair value of the shares at the time the Company determined it was obligated to issue the shares was approximately $0.15; as a result, an expense of $ 98,550 has been recorded as financing fees during the period ended October 31, 2003.

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of December 10, 2004 these options had not been issued. All stock options issued to July 31, 2004 have been issued to non-employees.

11. Comprehensive loss:

Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' investment that, under United States generally accepted accounting principles, are excluded from net income. Changes in the components of other comprehensive loss for the three months ended October 31 are as follows:

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

11. Comprehensive loss (continued):

--------------------------------------------------------------------------------
                                                       Three Months
                                                2004                  2003
--------------------------------------------------------------------------------
Net income (loss)                        $        99,401        $       (16,193)
Other comprehensive loss:
      Foreign currency translation
      adjustments                               (563,975)              (380,625)
--------------------------------------------------------------------------------
Total comprehensive loss                 $      (464,574)       $      (396,818)

As at October 31, 2004 accumulated other comprehensive loss of $(1,244,578) [July 31, 2004 - $(680,603)] consists solely of foreign currency translation adjustments.

 12. Commitments and contingencies:

The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the current three month period totaled $15,796 (2003 - $33,782), net of sublease revenue of $36,623 (2003 -
$6,258). Future lease payments will aggregate $286,537 as follows:

            2005                                         $  72,125
            2006                                            70,417
            2007                                            64,399
            2008                                            59,697
            2009                                            19,899
                                                         ---------
                                                         $ 286,537
                                                         ---------

Included in the above, the Company leases premises with future lease payments of approximately: 2005 - $156,922; 2006 - $144,809; 2007 - $137,577; 2008 - $88,478
which are subleased for corresponding amounts over corresponding lease terms.

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2004
(Unaudited)

13. Related party transactions:

Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. Accrued interest relating to these services is included in interest and finance charges, aggregating $16,742 in the current 3 month period (2003 - $17,982).

Included in interest and finance charges is accrued interest of $8,623 (2003 - $8,691) due to Guy Fietz, the President of the company and a major shareholder.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

14. Financial instruments:

Accounts receivable with two customers represent approximately 78% (2003 - 72%) of the balance of accounts receivable as at October 31, 2004. It is the opinion of management that these accounts do not represent a significant credit risk.

A majority of the Company's purchases are from five (2003 - three) specific vendors.

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

o     shareholder loans;

o     due to Guy Fietz;

o     due to Wayside Solutions Inc., and

o     notes payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

BSD Software, Inc. (the "Company") entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the telecommunications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

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

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $234,290 the full 100% of operating results will be reported with no off-setting minority interest.

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

         PLANNED SERVICE OFFERINGS

                  - E-Business Support Services

                  - E-Commerce Transaction Support

                  - Click To Talk(TM)" Web-Based Voice Routing

                  - Call Centre "ASP" Solutions

Triton provides comprehensive billing and collection programs that help inter-exchange carriers, operator service providers, and other telecommunications providers' reach thousands of telecommunications consumers. Triton acts as an agent for Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) across the nation. Throughout their billing and collection programs, they have the ability to bill for an array of telecommunication services on a customer's local telephone bill.

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

Results of Operations For The Three Months Ended October 31, 2004

Revenue

We had revenue of $1,578,332 for the three months ended October 31, 2004 compared to revenue of $1,027,043 in the comparable period in the prior year. This increase is primarily attributable to increased marketing activities and new business in call records. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

Cost Of Goods Sold

We had cost of goods sold of $1,175,915, or 74.50% of revenue, for the three months ended October 31, 2004 compared to $762,405 or 74.23% of revenue for the three months ended October 31, 2003. In the three months ended October 31, 2004, we had a gross margin of $402,417 or 25.50% of revenue, compared to a gross margin of $264,638, or 25.77% of revenue, in the comparable period in the prior year. Cost of goods sold, for the three months ended October 31, 2004, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

 Expenses

For the three months ended October 31, 2004, we had total expenses of $303,016 compared to total expenses of $331,921 in the same period of the prior year. This difference was primarily attributable to reduced interest and finance charges and reduced rent, and increased legal fees commensurate with filing requirements and defending against lawsuits as well as increased payroll costs due to having 2 additional staff than in the comparative period of October 31, 2003 . Total expenses are comprised of the following items:

                                                   THREE MONTHS
                                                        ENDED
           DESCRIPTION                            October 31, 2004
           -------------------------------------------------------
           Administration                     $             35,264
           Interest and finance charges                     30,861
           Professional Fees                                79,875
           Rent                                             15,089
           Payroll                                         122,398
           Amortization                                     19,529
                                              --------------------
           TOTAL                              $            303,016
                                              ====================
Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Net Income

The items specified above resulted in a net income of $99,401 for the three months ended October 31, 2004. In the comparable period in the prior year, we had a net loss of $67,283. This improvement from a net loss in the prior year was primarily attributable to increased revenue as well as reduced expenses in the current period.

Critical Accounting Policies

Going Concern

 These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company, will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is significant doubt about the appropriateness of the use of the going concern assumption because the Company has experienced operating losses and has a significant working capital deficiency.

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

Minority Interest in TGBSI

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2004 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $234,920, the full 100% of operating results will be reported with no off-setting minority interest.

Liquidity and Capital Resources

 At October 31, 2004, the Company had a cash balance of $ 275,144. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At October 31, 2004, the Company had negative working capital of $3,546,710 which means that our current liabilities exceeded our current assets as of that date. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. Current assets consist of cash and cash equivalents of $275,144, accounts receivable of $868,683, and prepaid expenses of $12,515. Current liabilities consist of accounts payable and accrued liabilities of $3,310,765; shareholder loans of $682,707; notes payable of $35,502 and advances from Wayside Solutions, Inc. of $674,078.

 We anticipate that our additional cash needs over the next 12 months will be for general working capital needs of $2,000,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $4,703,052 as they come due. Of the total current liabilities, we expect that a portion of the shareholder loans will be satisfied by converting into equity. We expect that we will be able to satisfy our cash needs over the next 12 months from cash generated by operations and by negotiating to pay some of our commitments over time.

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

 Net Cash from Operations. Net cash provided from operations was $228,492 for the three months ended October 31, 2004. The cash provided by operations was principally the result of operations, an increase in accounts payable of $134,358, amortization of $19,529, and a reduction of prepaid expenses in the amount of $8,950 offset by an increase in accounts receivable of $33,746.

Net Cash Used in Financing. Net cash used in financing was $82,293 for the three months ended October 31, 2004. This is entirely due to the paying down of notes payable, shareholder loans and the amount due to Wayside Solutions Inc.

Net Cash from Investing. No cash was spent on investments during the current period.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended October 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

The statements in this quarterly report, Form 10-QSB, that are not historical, constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

There is no certainty that the Company or its subsidiaries will be successful in their defense of the above filed or threatened actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The company did not issue any securities during the current period.

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

                                  BSD SOFTWARE, INC.

December 15, 2004.                By:  /s/ GUY FIETZ
                                       -----------------------------------------
                                  Name: Guy Fietz
                                  Title: President and Director

                                  By:  /s/ GORDON ELLISON
                                       -----------------------------------------
                                  Name: Gordon Ellison
                                  Title: Chief Financial Officer