Form 10QSB
period 2005-01-31
BSD SOFTWARE INC
filed 2005-03-21
CIK 1092976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Six Months Ended January 31, 2005

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

                                    SUITE 300
                              5824 2ND STREET S.W.
                                CALGARY, ALBERTA
                                 CANADA T2H 0H2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 257-7090
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                         As of March 2, 2005, there were
                      31,810,897 shares of the registrant's
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                     SIX MONTH PERIOD ENDED JANUARY 31, 2005
                                   (UNAUDITED)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet (Unaudited)
January 31, 2005
--------------------------------------------------------------------------------
(U.S. dollars)
--------------------------------------------------------------------------------

Assets

Current assets:
  Cash in bank                                                                 $    44,742
  Accounts receivable                                                            1,026,120
  Prepaid expenses                                                                  12,281
                                                                               -----------
                                                                                 1,083,143

Property and equipment (net)                                                       120,559
                                                                               -----------
                                                                               $ 1,203,702
                                                                               -----------
Liabilities and Stockholders' Deficiency

Current liabilities:

  Accounts payable and accrued liabilities                                     $ 3,210,089
  Shareholder loans                                                                613,509
  Due to Wayside Solutions Inc.                                                    579,774
  Notes Payable                                                                     26,598
                                                                               -----------
                                                                                 4,429,970

Stockholders' deficiency:
  Share capital:
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value Common stock
      50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,810,897 common shares                                                      31,811
      Additional paid-in capital                                                 3,688,028
    Accumulated Deficit                                                         (5,827,028)
    Accumulated other comprehensive loss                                        (1,119,079)
                                                                               -----------
                                                                                (3,226,268)
                                                                               -----------
Commitments and contingencies                                                  $ 1,203,702
                                                                               -----------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended                      Six Months Ended
                                                           January 31                             January 31
                                                --------------------------------        --------------------------------
(U.S. dollars)                                      2005                2004                2005               2004
                                                ------------        ------------        ------------        ------------
Revenue                                         $  1,679,171        $  1,662,519        $  3,257,503        $  2,688,700
Cost of revenues                                   1,379,583           1,203,332           2,555,498           1,974,037
                                                ------------        ------------        ------------        ------------
                                                     299,588             459,187             702,005             714,663
Operating expenses:
  Administration                                      34,633              35,797              69,897              66,719
  Professional fees                                   18,340             122,207              98,215             149,173
  Rent                                                15,953              32,886              31,042              63,728
  Payroll                                            122,621             127,683             245,019             210,613
  Depreciation and amortization                       19,094              19,586              38,623              38,474
                                                ------------        ------------        ------------        ------------
                                                     210,641             338,159             482,796             528,707
                                                ------------        ------------        ------------        ------------
Income from operations                                88,947             121,028             219,209             185,956
Other income (expense)
  Interest expense                                   (30,317)            (42,759)            (61,178)           (174,970)
  Loss on sale of assets                              (9,167)                 --              (9,167)                 --
  Gain on sale of contracts                               --                  --                  --              51,090
                                                ------------        ------------        ------------        ------------
  Total other income (expense)                       (39,484)            (42,759)            (70,345)           (123,880)
Net income before provision for taxes                 49,463              78,269             148,864              62,076
  Income taxes                                            --                  --                  --                  --
                                                ------------        ------------        ------------        ------------
Net income                                            49,463              78,269             148,864              62,076

Other comprehensive income (loss):

  Foreign currency translation adjustment            125,499              27,318            (438,476)           (353,307)
                                                ------------        ------------        ------------        ------------
Comprehensive income (loss)                          174,962             105,587            (289,612)           (291,231)
                                                ------------        ------------        ------------        ------------
Basic and diluted
earnings (loss) per share                       $       0.00        $       0.00        $       0.00        $       0.00
                                                ------------        ------------        ------------        ------------
Weighted average shares
outstanding                                       32,784,813          32,648,891          32,734,705          32,305,492
                                                ------------        ------------        ------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                  January 31
(U.S. dollars)                                                                              2005             2004
                                                                                          ---------        ---------
Cash flows from (used in):
  Operations:
    Net income                                                                            $ 148,864        $  62,076
      Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
      Non-cash financing costs                                                                   --           98,550
      Loss on sale of assets                                                                  9,167               --
      Depreciation and amortization                                                          38,623           38,474
    Change in non-cash operating working capital:
      Accounts receivable                                                                  (191,183)        (651,943)
      Prepaid expenses                                                                        9,184            6,106
  Accounts payable and accrued liabilities                                                  (15,560)         428,792
                                                                                          ---------        ---------
                                                                                               (905)         (17,945)
Investing:
  Proceeds on sale of property and equipment                                                 16,677           35,188
                                                                                          ---------        ---------
                                                                                             16,677           35,188
Financing:
  Repayment of shareholder loans                                                            (23,106)              --
  Repayment of notes payable                                                                 (8,752)              --
  Repayment of due to Wayside Solutions Inc.                                                (68,117)         (52,838)
                                                                                          ---------        ---------
                                                                                            (99,975)         (52,838)
                                                                                          ---------        ---------
Net decrease in cash and cash equivalents                                                   (84,203)         (35,595)

Cash and cash equivalents, beginning of period                                              128,945           74,930
                                                                                          ---------        ---------
Cash and cash equivalents, end of period                                                  $  44,742        $  39,335
                                                                                          ---------        ---------

Supplemental cash flow information: Non-cash investing and financing activities:
    Reduction of accounts payable and accrued liabilities in lieu of stock issuance       $   4,348        $      --
    Reduction of shareholder loans in lieu of stock issuance                              $  34,800        $      --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC,.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2005
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited consolidated financial statements on Form 10-KSB for the period ended July 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the consolidated financial position of the Company as of January 31, 2005 and the operating results for the three and six month period ended January 31, 2005 and 2004 and cash flows for the six month periods ended January 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005.

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

On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0 .07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 35,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by March 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. At the present time there have been no financial transactions between the companies. There is no assurance that the merger will be completed.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2005
(Unaudited)

2. Significant accounting policies:

(a) Principles of consolidation:

The unaudited consolidated interim financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). All significant inter-company balances and transactions have been eliminated upon consolidation.

(b) Translation of foreign currency:

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

(c) Revenue recognition:

Revenue is recognized at the time that calls are transferred to the clearing house for billing to customers.

(d) Stock-based compensation:

 Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. No stock based compensation has been issued to employees during the six month period ended January 31, 2005.

(e) Earnings (loss) per common share:

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2005
(Unaudited)

2. Significant accounting policies (continued):

(f) Deferred Income Taxes

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

(g) Minority Interest in TGBSI

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $227,000, the full 100% of operating results will be reported with no off-setting minority interest.

3. Share capital:

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

                                                     Number of        Paid-up
                                                      Shares          capital
                                                    ----------       ----------
Balance, July 31, 2004                              31,684,597       $   31,685
Issued November 1, 2004 to January 31, 2005            126,300              126
                                                    ----------       ----------
Balance, January 31, 2005                           31,810,897       $   31,811
                                                    ----------       ----------


In November of 2004, 126,300 shares were issued to retire debt owed to certain creditor's of the Company. The total amount of the debt retired was $ 39,153.

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of February 16, 2005 these options had not been issued. All stock options issued to July 31, 2004 have been issued to non-employees.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2005
(Unaudited)

4. Commitments and contingencies:

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

5. Related party transactions:

Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. Accrued interest relating to these services is included in interest and finance charges, aggregating $32,572 in the current 6 month period (2004 - $36,122).

Included in interest and finance charges for the current 6 month period is accrued interest of $17,721 (2004 - $17,728) due to Guy Fietz, the President of the company and a major shareholder.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

6. Financial instruments:

Accounts receivable with two customers represent approximately 75% (2004 - 75%) of the balance of accounts receivable as at January 31, 2005. It is the opinion of management that these accounts do not represent a significant credit risk.

A majority of the Company's purchases are from four (2004 - three) specific vendors.

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

The Company will seek to acquire the remaining TGBSI common shares as soon as is practical. After such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As the TGBSI shareholders ultimately control the Company, TGBSI has been designated as the acquirer in the transaction. The fair value of the assets and liabilities acquired are as follows:

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

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $227,212 the full 100% of operating results will be reported with no off-setting minority interest.

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

Triton has aligned itself to provide globally accessible products, coupled with sophisticated proprietary technology, allowing it to offer this global marketplace fully-integrated or unbundled solutions. Triton's management believes that the future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services thus increasing market penetration.

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

Results of Operations For The Three Months Ended January 31, 2005

Revenue

We had revenue of $1,679,000 for the three months ended January 31, 2005 compared to revenue of $1,663,000 in the comparable period in the prior year. This lack of significant change is primarily attributable to marketing activities resulting in new business in call records being offset by one of our major accounts losing a significant amount of business that in turn affected the amount of revenues derived from them. The weakness of the US dollar also affected revenues. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

Cost Of Revenues

We had cost of revenues of $1,380,000, or 82.16% of revenue, for the three months ended January 31, 2005 compared to $1,203,000 or 72.38% of revenue in the comparable period in the prior year. In the three months ended January 31, 2005, we had a gross margin of $300,000 or 17.84% of revenue, compared to a gross margin of $459,000, or 27.62% of revenue, in the comparable period in the prior year. Cost of goods sold, for the three months ended January 31, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 10% on that contract, and a change in contract mix that resulted in diminishing gross profits.

Operating Expenses

For the three months ended January 31, 2005, we had operating expenses of $211,000 compared to $338,000 in the same period of the prior year. This difference was primarily attributable to reduced legal fees and reduced rent expense as the Company relocated into smaller premises at a lower lease rate and subleased the previous premises for the full amount of the lease.

                                                     THREE MONTHS
                                                        ENDED
DESCRIPTION                                        January 31, 2005
--------------------------------------------------------------------------------
Administration                                        $ 35,000
Professional Fees                                       18,000
Rent                                                    16,000
Payroll                                                123,000
Depreciation and amortization                           19,000
                                                      --------
TOTAL                                                 $211,000
                                                      ========

Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Depreciation and amortization expense consists of the depreciation and amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Net Income

The items specified above resulted in a net income of $49,000 for the three months ended January 31, 2005 after recognizing other expenses including interest expense of $30,000, and a loss on disposal of assets in the amount of $9,000. In the comparable period in the prior year, the Company had net income of $78,000 after recognizing interest expense of $43,000. This change is primarily attributed to the reduced gross margin recognized on contracts in the current period as well as reduced expenses in the current period.

Results of Operations For The Six Months Ended January 31, 2005

Revenue

We had revenue of $3,257,000 for the six months ended January 31, 2005 compared to revenue of $2,689,000 in the comparable period in the prior year. This increase is primarily attributable to marketing activities resulting in new business in call records which more than offset the lost revenue from one of our major accounts losing a significant amount of business that in turn affected the amount of revenues derived from them. The change in the US dollar also affected revenues. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

Cost Of Revenues

We had cost of revenues of $2,555,000, or 78.45% of revenue, for the six months ended January 31, 2005 compared to $1,974,000 or 73.42% of revenue in the comparable period in the prior year. In the six months ended January 31, 2005, we had a gross margin of $702,000 or 21.55% of revenue, compared to a gross margin of $715,000, or 26.58% of revenue, in the comparable period in the prior year. Cost of goods sold, for the six months ended January 31, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 10% on that contract, and a change in contract mix that resulted in diminishing gross profits.

Operating Expenses

For the six months ended January 31, 2005, we had operating expenses of $483,000 compared to $529,000 in the same period of the prior year. This difference was primarily attributable to, reduced legal fees and reduced rent expense as the Company relocated into smaller premises at a lower lease rate and subleased the previous premises for the full amount of the lease, as well as increased payroll costs due to having 2 additional staff than in the comparative period.

                                                             SIX MONTHS
                                                                ENDED
DESCRIPTION                                                January 31, 2005
--------------------------------------------------------------------------------
Administration                                                $ 70,000
Professional Fees                                               98,000
Rent                                                            31,000
Payroll                                                        245,000
Depreciation and amortization                                   39,000
                                                              --------
TOTAL                                                         $483,000
                                                              ========

Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Depreciation and amortization expense consists of the depreciation and amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Net Income

The items specified above resulted in a net income of $149,000 for the six months ended January 31, 2005 after recognizing other expenses including interest expense of $61,000 and a loss on disposal of assets in the amount of $9,000. In the comparable period in the prior year, we had a net income of $62,000 after recognizing interest expense of $175,000 and recording a gain on the sale of contracts in the amount of $51,000. This change is primarily attributed to the reduced expenses in the current period.

Liquidity and Capital Resources

At January 31, 2005, the Company had a cash balance of $ 45,000. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At January 31, 2005, the Company had negative working capital of $3,347,000.

We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,400,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $4,430,000 as they come due. Of the total current liabilities, we expect that a portion of the shareholder loans will be satisfied by converting into equity. We expect that we will be able to satisfy our cash needs over the next 12 months from cash generated by operations and by negotiating to pay some of our commitments over time.

Currently the Company has entered into debt for equity agreements or amortized payment agreements with most of its creditors. The Company has the ability to perform on all of its finalized agreements and will be able to perform on the commitments it agrees to with its creditors. On June 9, 2004 the Company was relisted to the OTCBB and consequently has the ability to execute formal agreements on the letters of intent mentioned below.

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

The company has not utilized any portion of the financing described above.

Net Cash used by Operations. Net cash used by operations was $1,000 for the six months ended January 31, 2005. The cash used by operations was principally the result of operations, and a reduction of prepaid expenses in the amount of $9,000 offset by an increase in accounts receivable of $191,000 and a reduction of accounts payable of $16,000.

Net Cash Used in Financing. Net cash used in financing was $100,000 for the six months ended January 31, 2005. This is entirely due to the paying down of notes payable, shareholder loans and the amount due to Wayside Solutions Inc.

Net Cash from Investing. Net cash from investing was the result of selling excess office furnishings no longer needed due to us relocating to smaller premises.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's six months ended January 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company or its subsidiaries are aware of the following legal proceedings:

In December 2002, Triton Global Communications sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against Triton for $10,000 alleging breach of contract. Triton believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim. There is no certainty that Triton will be successful in their defense of said counterclaim.

In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. On December 17, 2004, this matter was settled. The amount Triton agreed to pay in settlement totaled $125,000. The first payment of $12,000 was paid on December 17, 2004. The balance of $113,000 is payable in twenty-four consecutive $4,708 monthly installments, which commenced January 10, 2005. The full amount is included in accounts payable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November of 2004, the Company issued unregistered stock in the following transactions. All of these transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

          Doug Martin           November 19, 2004        5,300 common shares
          James Hayter          November 19, 2004       80,000 common shares
          Ronald Bouwmann       November 19, 2004       41,000 common shares

The above shares were issued, pursuant to agreements reached, to retire debt owed by the Company. The total amount of the debt retired was $ 39,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

            Exhibit No.         Description
            -----------         -----------
            31.1                Officer's Certificate re: Section 302
            31.2                Officer's Certificate re: Section 302
            32.1                Certification re: Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BSD SOFTWARE, INC.


March 21, 2005.                 By: /S/ GUY FIETZ
                                    -----------------------------------------
                                    Name: Guy Fietz
                                    Title: President and Director


                                By: /S/ GORDON ELLISON
                                    -----------------------------------------
                                    Name: Gordon Ellison
                                    Title: Chief Financial Officer