Form 10QSB
period 2005-04-30
BSD SOFTWARE INC
filed 2005-06-14
CIK 1092976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

                    |X| QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Nine Months Ended April 30, 2005


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

                         As of June 3, 2005, there were
                      31,810,897 shares of the registrant's
                       common stock issued and outstanding

           Transitional Small Business Disclosure Format (check one):
                                 YES |_| NO |X|

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS OF
                               BSD SOFTWARE, INC.
                     NINE MONTH PERIOD ENDED APRIL 30, 2005
                                   (UNAUDITED)

BSD SOFTWARE, INC.
Consolidated Interim Balance Sheet (Unaudited)
April 30, 2005
--------------------------------------------------------------------------------
(U.S. dollars)
--------------------------------------------------------------------------------
Assets

Current assets:

  Cash in bank                                                   $     5,210
  Accounts receivable                                              1,102,288
  Prepaid expenses                                                    12,112
                                                                 -----------
                                                                   1,119,610

Property and equipment (net)                                         101,953
                                                                 -----------
                                                                 $ 1,221,563
                                                                 -----------

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities                       $ 3,174,831
  Shareholder loans                                                  582,484
  Due to Wayside Solutions Inc.                                      571,807
  Notes Payable                                                       22,990
                                                                 -----------
                                                                   4,352,112

Stockholders' deficiency:
  Share capital:
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value Common stock 50,000,000 shares at $.001 par value
    Issued and outstanding:
      31,810,897 common shares                                        31,811
      Additional paid-in capital                                   3,643,368
  Accumulated Deficit                                             (5,774,556)
  Accumulated other comprehensive loss                            (1,031,172)
                                                                 -----------
                                                                  (3,130,549)
                                                                 -----------
Commitments and contingencies                                    $ 1,221,563
                                                                 -----------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                                          April 30                        April 30
(U.S. dollars)                                                      2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
Revenue                                                        $  1,903,766    $  2,006,171    $  5,161,269    $  4,694,871

Cost of revenues                                                  1,584,415       1,450,894       4,139,913       3,424,931
                                                               ------------    ------------    ------------    ------------
                                                                    319,351         555,277       1,021,356       1,269,940
Operating expenses:
  Administration                                                     27,617          70,693          89,676         137,412
  Professional fees                                                  39,671          43,595         137,886         192,768
  Rent                                                               15,581          16,439          46,623          80,167
  Payroll                                                           139,070         112,973         384,089         323,586
  Depreciation and amortization                                      17,352          19,240          55,975          57,714
                                                               ------------    ------------    ------------    ------------
                                                                    239,291         262,940         714,249         791,647
                                                               ------------    ------------    ------------    ------------

Income from operations                                               80,060         292,337         307,107         478,293

Other income (expense)
  Interest expense                                                  (27,588)        (33,872)        (96,604)       (208,842)
  Loss on sale of assets                                                 --              --          (9,167)             --
  Gain on sale of contracts                                              --              --              --          51,090
                                                               ------------    ------------    ------------    ------------

  Total other income (expense)                                      (27,588)        (33,872)       (105,771)       (157,752)

Net income before provision for taxes                                52,472         258,465         201,336         320,541
  Income taxes                                                           --              --              --              --
                                                               ------------    ------------    ------------    ------------

Net income                                                           52,472         258,465         201,336         320,541

Other comprehensive income (loss):
  Foreign currency translation adjustment                            87,907         197,450        (350,569)       (155,857)
                                                               ------------    ------------    ------------    ------------

Comprehensive income (loss)                                    $    140,379    $    455,915    $   (149,233)   $    164,684
                                                               ------------    ------------    ------------    ------------

Basic earnings per share                                       $       0.00    $       0.01    $       0.01    $       0.01
Diluted earnings per share                                     $       0.00    $       0.01    $       0.01    $       0.01
                                                               ------------    ------------    ------------    ------------

Weighted average common shares and common Share equivalents:
Basic                                                            31,914,491      31,684,597      31,759,544      31,430,016
Diluted                                                          32,914,491      32,684,597      32,759,544      32,430,016
                                                               ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Nine Months Ended
                                                                                              April 30
(U.S. dollars)                                                                           2005         2004
                                                                                      ---------    ---------
Cash flows from (used in):
  Operations:
    Net income                                                                        $ 201,336    $ 320,541
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
      Non-cash financing costs                                                               --       98,550
      Loss on sale of assets                                                              9,167           --
      Depreciation and amortization                                                      55,975       57,714
    Change in non-cash operating working capital:
      Accounts receivable                                                              (267,351)    (995,972)
      Income Taxes recoverable                                                               --        1,959
      Prepaid expenses                                                                    9,353       11,190
  Accounts payable and accrued liabilities                                               10,811      564,127
                                                                                      ---------    ---------
                                                                                         19,291       58,109
Investing:
  Proceeds on sale of property and equipment                                             16,677       35,188
  Purchase of property and equipment                                                                  (2,189)
                                                                                      ---------    ---------
                                                                                         16,677       32,999
Financing:
  Repayment of shareholder loans                                                        (69,906)     (28,490)
  Repayment of notes payable                                                            (21,063)      (4,168)
  Repayment of due to Wayside Solutions Inc.                                            (68,734)    (109,614)
                                                                                      ---------    ---------
                                                                                       (159,703)    (142,272)
                                                                                      ---------    ---------
Net decrease in cash and cash equivalents                                              (123,735)     (51,164)

Cash and cash equivalents, beginning of period                                          128,945       74,930
                                                                                      ---------    ---------
Cash and cash equivalents, end of period                                              $   5,210    $  23,766
                                                                                      ---------    ---------

Supplemental cash flow information: Non-cash investing and financing activities:
    Reduction of accounts payable and accrued liabilities in lieu of stock issuance   $   4,348    $      --
    Reduction of shareholder loans in lieu of stock issuance                          $  34,800    $      --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Nine month period ended April 30, 2005
(Unaudited)

1. Nature of business:

BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry .

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited consolidated financial statements on Form 10-KSB for the period ended July 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the consolidated financial position of the Company as of April 30, 2005 and the operating results for the three and nine month period ended April 30, 2005 and 2004 and cash flows for the nine month periods ended April 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005.

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

On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0 .07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 35,000,000 shares of common stock outstanding. Either party could terminate the merger if the merger has not closed by March 31, 2005, which has been extended by mutual consent of NeoMedia and the Company to July 31, 2005. At the present time there have been no financial transactions between the companies. On April 4, 2005 the Company and NeoMedia filed a joint registration/information statement with the United States Securities and Exchange Commission (the "SEC"). At the current time both parties are waiting for approval from the SEC, however there is no assurance that the merger will be completed.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Nine month period ended April 30, 2005
(Unaudited)

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

(d) Stock-based compensation:

Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. No stock based compensation has been issued to non-employees during the nine month period ended April 30, 2005.

(e) Earnings (loss) per common share:

Basic earnings (loss) per common share are calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of options, warrants and similar instruments.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Nine month period ended April 30, 2005
(Unaudited)

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

(g) Minority Interest in TGBSI

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to April 30, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $220,000, the full 100% of operating results will be reported with no off-setting minority interest.

(h) New Accounting Pronouncements

In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

3. Share capital:

The following reflects the number of issued common shares at their stated capital of $0.001 per share.

--------------------------------------------------------------------------------
                                                        Number of      Paid-up
                                                          Shares       capital
--------------------------------------------------------------------------------

Balance, July 31, 2004                                  31,684,597   $   31,685
Issued November 1, 2004 to April 30, 2005                  126,300          126
--------------------------------------------------------------------------------
Balance, April 30, 2005                                 31,810,897   $   31,811
--------------------------------------------------------------------------------

In November of 2004, 126,300 shares were issued to retire debt owed to certain creditors of the Company. The total amount of the debt retired was $ 39,153.

As well, stock options to purchase 600,000 shares at a strike price of $0.01 per share, expiring August 2, 2005 were approved by the Board of Directors on August 2, 2003. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share with no expiry date. As of June 3, 2005 these options had not been issued. All stock options issued to July 31, 2004 have been issued to non-employees.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Nine month period ended April 30, 2005
(Unaudited)

4. Commitments and contingencies:

In the normal course of operations the Company is subject to claims and lawsuits. The Company is currently involved in the following litigation, which they are defending. The Company is aware of the following legal proceedings:

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

On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD is currently reviewing the case with its attorneys.

5. Related party transactions:

Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. Accrued interest relating to these services is included in interest and finance charges, aggregating $46,850 in the current nine month period (2004 - $52,074).

Included in interest and finance charges for the current nine month period is accrued interest of $26,415 (2004 - $25,950) due to Guy Fietz, the President of the company and a major shareholder.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Nine month period ended April 30, 2005
(Unaudited)

6. Financial instruments:

Accounts receivable with two customers represent approximately 71% (2004 - 76%) of the balance of accounts receivable as at April 30, 2005. It is the opinion of management that these accounts do not represent a significant credit risk.

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

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to April 30, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $220,000 the full 100% of operating results will be reported with no off-setting minority interest.

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

Results of Operations For The Three Months Ended April 30, 2005

Revenue

We had revenue of $1,904,000 for the three months ended April 30, 2005 compared to revenue of $2,006,000 in the comparable period in the prior year. This change is primarily attributable to marketing activities resulting in new business in call records being offset by one of our major accounts losing a significant amount of business that in turn affected the amount of revenues derived from them. Another account was merged with a competitor and we no longer derive revenues from that account. The weakness of the US dollar also affected revenues. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

Cost Of Revenues

We had cost of revenues of $1,584,000, or 83.2% of revenue, for the three months ended April 30, 2005 compared to $1,451,000 or 72.3% of revenue in the comparable period in the prior year. In the three months ended April 30, 2005, we had a gross margin of $319,000 or 16.8% of revenue, compared to a gross margin of $555,000, or 27.7% of revenue, in the comparable period in the prior year. Cost of goods sold, for the three months ended April 30, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 10% on that contract, and a change in contract mix that resulted in diminishing gross profits.

 Operating Expenses

For the three months ended April 30, 2005, we had operating expenses of $239,000 compared to $263,000 in the same period of the prior year. This difference was primarily attributable to reduced administration costs, primarily related to costs of relocating in the prior year

                                                               THREE MONTHS
                                                                   ENDED
                       DESCRIPTION                            April 30, 2005
----------------------------------------------------------------------------
                       Administration                               $ 27,000
                       Professional Fees                              40,000
                       Rent                                           16,000
                       Payroll                                       139,000
                       Depreciation and amortization                  17,000
                                                                    --------
                       TOTAL                                        $239,000
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

Net Income

The items specified above resulted in a net income of $52,000 for the three months ended April 30, 2005 after recognizing other expenses including interest expense of $28,000. In the comparable period in the prior year, the Company had net income of $258,000 after recognizing interest expense of $34,000. This change is primarily attributed to the reduced gross margin recognized on contracts in the current period as well as reduced expenses in the current period.

Results of Operations For The Nine Months Ended April 30, 2005

Revenue

We had revenue of $5,161,000 for the nine months ended April 30, 2005 compared to revenue of $4,695,000 in the comparable period in the prior year. This increase is primarily attributable to marketing activities resulting in new business in call records which more than offset the lost revenue from one of our major accounts losing a significant amount of business that in turn affected the amount of revenues derived from them and the loss of another account due to a merger with a competitor. The change in the US dollar also affected revenues. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.

Cost Of Revenues

We had cost of revenues of $4,140,000, or 80.2% of revenue, for the nine months ended April 30, 2005 compared to $3,425,000 or 72.9% of revenue in the comparable period in the prior year. In the nine months ended April 30, 2005, we had a gross margin of $1,021,000 or 19.8% of revenue, compared to a gross margin of $1,270,000, or 27.1% of revenue, in the comparable period in the prior year. Cost of goods sold, for the nine months ended April 30, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 10% on that contract, and a change in contract mix that resulted in diminishing gross profits.

 Operating Expenses

For the nine months ended April 30, 2005, we had operating expenses of $714,000 compared to $792,000 in the same period of the prior year. This difference was primarily attributable to, reduced legal fees and reduced rent expense as the Company relocated into smaller premises at a lower lease rate and subleased the previous premises for the full amount of the lease, as well as increased payroll costs due to having 2 additional staff than in the comparative period.

                                                                  NINE MONTHS
                                                                    ENDED
                       DESCRIPTION                              April 30, 2005
                       -----------------------------------------------------
                       Administration                              $  89,000
                       Professional Fees                             138,000
                       Rent                                           47,000
                       Payroll                                       384,000
                       Depreciation and amortization                  56,000
                                                                    --------
                       TOTAL                                        $714,000
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

Net Income

The items specified above resulted in a net income of $201,000 for the nine months ended April 30, 2005 after recognizing other expenses including interest expense of $97,000 and a loss on disposal of assets in the amount of $9,000. In the comparable period in the prior year, we had a net income of $320,000 after recognizing interest expense of $209,000 and recording a gain on the sale of contracts in the amount of $51,000.

Liquidity and Capital Resources

At April 30, 2005, the Company had a cash balance of $ 5,000. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At April 30, 2005, the Company had negative working capital of $3,232,000. We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,400,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $4,352,000 as they come due. We expect that we will be able to satisfy our cash needs over the next 12 months from cash generated by operations and by negotiating to pay some of our commitments over time.

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

Net Cash from Operations. Net cash from operations was $19,000 for the nine months ended April 30, 2005. The cash from operations was principally the result of operations, and a reduction of prepaid expenses in the amount of $9,000and an increase of accounts payable of $11,000 offset by an increase in accounts receivable of $267,000.

Net Cash Used in Financing. Net cash used in financing was $160,000 for the nine months ended April 30, 2005. This is entirely due to the paying down of notes payable, shareholder loans and the amount due to Wayside Solutions Inc.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's nine months ended April 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD is currently reviewing the case with its attorneys.

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

                               BSD SOFTWARE, INC.


June 14, 2005.                                  By:    /S/ GUY FIETZ
                                                       ----------------------
                                                Name:  Guy Fietz
                                                Title: President and Director


                                                By:    /S/ GORDON ELLISON
                                                       ----------------------
                                                Name:  Gordon Ellison
                                                Title: Chief Financial Officer