Form 10KSB
period 2005-07-31
BSD SOFTWARE INC
filed 2005-11-14
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED COMMISSION FILE NO.
                              JULY 31, 2005 0-27075

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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that BSD Software, Inc. was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES /X/ NO / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of BSD Software's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $7,350,000

Based on the closing sale price on October 21, 2005 ($.055), the aggregate market value of the voting common stock held by non-affiliates of BSD Software, Inc is $340,835. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

As of October 21, 2005 BSD Software had 32,560,897 shares of common stock outstanding.

                  FORM 10-KSB FOR THE YEAR ENDED July 31, 2005


                                TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1. DESCRIPTION OF BUSINESS..............................................1
  ITEM 2. DESCRIPTION OF PROPERTY..............................................6
  ITEM 3. LEGAL PROCEEDINGS....................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7
PART II........................................................................8
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
  ITEM 7. FINANCIAL STATEMENTS................................................15
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................15
  ITEM 8A. CONTROLS AND PROCEDURES............................................16
PART III......................................................................17
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................17
  ITEM 10. EXECUTIVE COMPENSATION.............................................18
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................19
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20
PART IV.......................................................................21
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............21
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................22
FINANCIAL STATEMENTS....................................................F-1-F-17
EXHIBIT 10.1..................................................................
EXHIBIT 14: ..................................................................
EXHIBIT 23.1..................................................................
EXHIBIT 31.1..................................................................
EXHIBIT 31.2..................................................................
EXHIBIT 32.1..................................................................

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

The Company does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements. The business of the Company is not subject to government approval or regulation and the Company is not aware of any probable or proposed regulations that would affect the Company's operations. The Company has three major customers that account for 90% of our accounts receivable at July 31, 2005, and it is the opinion of management that these accounts do not represent a significant risk to the company.

THE BIG PICTURE IS GLOBALIZATION

Most North American and International Carriers outsource their billing services, particularly for services billed to other carriers or into other geographic markets.

The future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services increasing market penetration.

Triton's technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscriptions services and e-Commerce transactions and place the charges on the billing medium of the end users choice. Triton also provides the capability for electronic bill presentment and payment.

DEVELOPMENTS

On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. There is no assurance that the merger will be completed. See details of the Agreement as Exhibit 10.1 with this filing.

Audio Text

On September 23rd, 2003, the Company announced that its' majority owned subsidiary TGBSI had signed an exclusive contract to provide new customer activation and billing services for a leading global provider of audio-text services and had divested itself of its Canadian hotel operations. On November 18th, 2003 the Company announced signing of an exclusive contract with a leading global provider of audio-text services. Under the terms of the agreement TGBSI provided the underlying network, caller validation and billing and collection services for new subscribers to various audio-text services.

The Company continues to provide services for these customers.

1010

On June 1st, 2004, the Company announced signing of an agreement with Bell Canada Inc. to become an inter-exchange carrier (IXC). As an IXC carrier, TGBSI is able to offer multiple Network Service solutions to complement its core billing capacity. On June 6th, 2004 the Company announced that TGBSI signed an International Termination and Call Record Management agreement with a major Local Exchange Carrier (LEC). Under the terms of the three year agreement, TGBSI provides International Termination, Billing and Clearing (B&C), Customer Service and Direct Billing.

The companies have completed the network testing and services have begun.

900

On February 23, 2004, the Company announced it had secured the ability to provide 900 Services to North America. On August 4th, 2004 the Company announced that TGBSI signed a contract with a leading provider of International audio-text services to provide National 900 Services in Canada. As well as provisioning the National 900 network, TGBSI also provides the LEC billing services, bad debt management and handle all customer service inquiries.

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

As global carriers such as Qwest, AT&T and Worldcom exited these unprofitable lines of business there is a significant opportunity for Triton to establish direct relationships with local carriers outside of North America in the areas of operator assisted calling, directory assistance and billing and clearing agreements.

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

An emerging VOIP market has opened the door for cable companies to provide telecommunications and as this is brand new territory for them, it has opened up a significant opportunity for the Company to deploy and provide its proven services to this market.

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

- Due to the fact that Triton's platform is fully IP enabled, "Virtual Agents" can be supported via a simple internet connection. This means that Triton can eliminate the cost and challenges associated with traditional "bricks and mortar" call centers. Agents can be located virtually anywhere in the world including a customer's existing contact center or specific geographic regions, providing 24x7 coverage and an understanding of local language and cultures.

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

In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. On December 17, 2004, this matter was settled. The amount Triton agreed to pay in settlement totaled $125,000. The first payment of $12,000 was paid on December 17, 2004. The balance of $113,000 is payable in twenty-four consecutive $4,708 monthly installments, which commenced January 10, 2005. The full amount is included in notes payable.

On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD has filed a response and believes that the action is without merit and intends to defend the claim.

There is no certainty that BSD or its subsidiaries will be successful in their defense of the above filed or threatened actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares were subject to quotation on the OTC Bulletin Board (OTC:BB) under the symbol "BSDS" from June, 2001 until its shares were de-listed in May, 2003 following which the Company's shares have been quoted from time-to-time on the "pink sheets". The Company was de-listed from the OTC:BB as a result of not being a current reporting company under the Exchange Act. The company was re-listed on the OTC:BB on June 9, 2004. The Company had 32,560,897 common shares outstanding at July 31, 2005.

The following information with respect to the high and low sales price of the Company's stock was obtained from Reuters.

                                                 HIGH                 LOW

Quarter ending October 31, 2002                 $ 8.50              $  .33

Quarter ending January 31, 2003                 $ 1.85              $  .75

Quarter ending April 30, 2003                   $ 1.28              $  .64

Quarter ending July 31, 2003                    $  .51              $  .22

Quarter ending October 31, 2003                 $  .51              $  .22

Quarter ending January 31, 2004                 $  .40              $  .16

Quarter ending April 30, 2004                   $  .25              $  .09

Quarter ending July 31, 2004                    $  .85              $  .09

Quarter ending October 31, 2004                 $  .36              $  .22

Quarter ending January 31, 2005                 $  .31              $  .12

Quarter ending April 30, 2005                   $  .19              $  .06

Quarter ending July 31, 2005                    $  .17              $  .06


HOLDERS

At July 31, 2005 there were approximately 48 holders of record of the Company's stock.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of securities
                                                                                                   remaining available for
                                       Number of securities to be      Weighted-average exercise    future issuance under
                                        issued upon exercise of          price of outstanding        equity compensation
                                     outstanding options, warrants       options, warrants and         plans (excluding
                                               and rights                       rights             securities reflected in
          Plan Category                           (a)                             (b)                     Column (a)
Equity compensation plans not
approved by security holders                       1,000,000                       $ 0.25                16,439,103

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

 DATE         TITLE      AMOUNT OF SECURITIES SOLD        PERSONS                CASH OR NON CASH CONSIDERATION
                                                                               Issued in connection with the Share Exchange
31Oct02       Common          27,959,651 shares       Various (1)              transaction with Triton Global Business Services Inc.

                                                                               Issued in connection with the Share Exchange
04Nov02       Common            270,000 shares        Various (1)              transaction with Triton Global Business Services
Inc.

                                                      Stronghold Associates    Issued in connection with a contract for
21Nov02       Common            300,000 shares        Ltd. (2)                 investor relation services.

                                                      Mercatus & Partners      Issued at par value as security for loans
19Dec02       Common           5,235,602 shares       Ltd. (3)                 to be advanced

                                                                               Issued at a value of $6,337 as compensation for
13Jan03       Common            31,684 shares         Stanton & Linda Hill     loans advanced to the Company

                                                                               Issued at a value of $2,998 as compensation for
13Jan03       Common            14,990 shares         Ronald Bouwman           loans advanced to the Company

                                                                               Issued at a value of $10,100 as compensation for
13Jan03       Common            50,502 shares         Doug Martin              loans advanced to the Company

                                                      Apache Creek Investors   Issued at par value as security for loans
11Feb03       Common           1,600,000 shares       (4)                      to be advanced to the Company

                                                                               Issued at par value as compensation for the
11Feb03       Common            200,000 shares        Robert Libauer (4)       arrangement of loans to be advanced to the Company

                                                                               Issued at par value as compensation for the
11Feb03       Common            200,000 shares        XXR Consulting (4)       arrangement of loans to be advanced to the Company

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

                                                                               Issued at a value of $6,000 as compensation for
13Feb03       Common            30,000 shares         James Hayter             loans advanced to the Company

                                                                               Issued at a value of $2,400 as compensation for
13Feb03       Common            12,000 shares         Kevin Crawford           loans advanced to the Company

                                                                               Issued at a value of $3,600 as compensation for
13Feb03       Common            18,000 shares         890858 Ontario Inc.      loans advanced to the Company

                                                                               Issued at a value of $20,000 as compensation for
13Feb03       Common           100,000 shares         Joel Michel              loans advanced to the Company

                                                                               Issued at a value of $126,868 as compensation for
19Aug03       Common            317,170 shares         Various (5)             loans advanced to the company, legal fees and payroll

                                                                               Issued at par value as compensation for allowing the
05Nov03       Common            657,000 shares         Various (6)             Company to use their free trading shares as security

                                                                               Issued at a value of $39,153 as repayment for
19Nov04       Common            126,300 shares         Various (7)             outstanding loans.


(1) In connection with the Share Exchange transaction 26,613,891 common shares were issued at par value to the controlling shareholders of Triton Global Business Services, Inc. An additional 1,615,760 common shares were issued at par value to previously existing shareholders, officers and directors as compensation for services rendered in connection with the Share Exchange transaction.


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


(2) The contract with Stronghold was cancelled on May 12, 2003 due to non-performance. A demand for return of the stock has been issued and Stronghold has refused to return the stock. Legal action is being commenced to recover the stock.

(3) These shares were subsequently cancelled on June 25, 2003 as the loans were not consummated.

(4) These shares were subsequently cancelled on March 18, 2003 as the loans were not consummated.

(5) The following shares were issued as compensation for working capital advances and loan extensions to the company:

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

(6) The following shares were issued as compensation for allowing the company to use their free trading shares as security for working capital loans:

         Paul Harary                              112,500 shares
         Paris McKinzie                           206,250 shares
         LLB Ltd.                                 338,250 shares

(7)   The following shares were issued as repayment of outstanding loans:


         Doug Martin                               5,300 shares
         Jim Hayter                               80,000 shares
         Ron Bouwmann                             41,000 shares

In addition, during fiscal 2003, 30,000 shares were issued to Robin Legg at a value of $12,000 in lieu of salary and 35,000 shares were issued to Jeremy Fietz, a brother of Guy Fietz, at a value of $14,000 for legal services rendered. During the current year 750,000 shares were issued to non-executive employees at a value of $30,000 in order to terminate outstanding option agreements to key employees.

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

The Company intends to acquire the remaining TGBSI common shares as soon as is practical. After such additional exchange a total of 34,154,946 common shares will be issued and outstanding, of which 29,084,240 shares will have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI will own 85.15% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As the TGBSI shareholders ultimately control the Company, TGBSI has been designated as the acquiror in the transaction. The fair value of the assets and liabilities acquired are as follows:


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

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

                            NET DEFICIENCY ACQUIRED:

                     Current liabilities             $ 2,655,306
                     Current assets                   (1,008,743)
                     Property, plant and equipment    (1,171,081)
                                                     -----------
                                                         475,482
        CONSIDERATION PAID:
                     Note payable to Guy Fietz           401,250
                     Shares of TGBSI issued            1,248,750
                     Acquisition costs                   486,197
                                                      ----------
                     Goodwill upon acquisition
                      of TGCI                        $ 2,611,679
                                                     ===========

Subsequent to the acquisition the entire amount of goodwill has been written off and charged to operations.

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to July 31, 2005 and as a result the entire amount of this loss has been reflected in the Company's financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $209,192, the full 100% of operating results will be reported with no off-setting minority interest.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2005 AS COMPARED TO THE YEAR ENDED JULY 31, 2004

REVENUE

The Company had revenue of $7,350,000 for the year ended July 31, 2005 compared to revenue of $6,091,000 for the year ended July 31, 2004. This increase is primarily attributable to increased marketing activities and new business in call records. The change in the US dollar also affected revenues. The revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are accepted by the clearinghouse for billing to customers. Provisions are recorded for management's estimate of calls that cannot be billed or collected.


COST OF REVENUES

The Company had cost of revenues of $5,856,000, or 79.7% of revenue, for the year ended July 31, 2005 compared to $4,618,000 or 75.8% of revenue for the year ended July 31, 2004. In the year ended July 31, 2005, we had a gross margin of $1,495,000 or 20.3% of revenue, compared to a gross margin of $1,473,000, or 24.2% of revenue, for the year ended July 31, 2004. Cost of revenues, for the year ended July 31, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 10% on that contract, and a change in contract mix that resulted in diminishing gross profits.


OPERATING EXPENSES

For the year ended July 31, 2005, we had total expenses of $1,061,000 compared to $1,223,000 for the year ended July 31, 2004. This difference was primarily attributable to, reduced legal fees and reduced rent expense as Triton relocated into smaller premises at a lower lease rate and subleased the previous premises for the full amount of the lease, as well as increased payroll costs due to having 2 additional staff than in the comparative period.




                                                        Year
                                                       Ended
                   Description                    July 31, 2005
                   --------------------------------------------
                   Administration                  $  140,000
                   Professional Fees                  187,000
                   Rent                                57,000
                   Payroll                            604,000
                   Depreciation and amortization       73,000
                                                   ----------
                                  TOTAL            $1,061,000
                                                   ==========

Administration expenses decreased by $43,000 from $183,000 for the year ended July 31, 2004. The decrease resulted primarily from reduced costs related to investor relations. Professional fees consist of accounting and legal fees incurred in the ordinary course of business. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of 8 employees and includes wages, bonuses, commissions and benefits. Amortization expense consists primarily of the amortization of office furniture, computer equipment, fixtures and leasehold improvements.

NET PROFIT

The items specified above resulted in a net profit of $271,000 for the year ended July 31, 2005 after recognizing other expenses including interest expense of $154,000 and a loss on disposal of assets in the amount of $9,000. In the comparable period in the prior year, the Company had a net income of $45,000 after recognizing interest expense of $253,000 and a loss on disposal of assets in the amount of $3,000 and recording a gain on the sale of contracts in the amount of $51,000.

CRITICAL ACCOUNTING POLICIES

                                 GOING CONCERN

The attached financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has reported net income of $271,000 and $45,000 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,705,000 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,000

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing. During the year ended July 31, 2005, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing the attached financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used

                           MINORITY INTEREST IN TGBSI

Although the Company currently owns 90% of TGBSI, operations have resulted in a loss for the current period and as a result the entire amount of this loss has been reflected in these financial statements and no reduction for the minority interest therein has been calculated. Until such time as operations recover the deficiency in minority interest of $213,000, the full 100% of operating results will be reported in our statement of operations.

                              PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

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

--------------------------------------------------------------------------------

Property and equipment are assessed for potential impairment when triggering events occur that indicate the carrying value may not be recoverable. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

                            CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of July 31, 2005, over the next five years and thereafter:

                                                                 Less Than                        After 5
                                                         Total    1 Year   1-3 Years   4-5 Years   Years
                                   ----------------   --------   --------   --------   ---------  --------
                                   Accounts Payable   $365,000   $201,000   $164,000   $      -   $    -

                                   Operating Leases    226,000     64,000    120,000     42,000        -

                                      Notes Payable    103,000     69,000     34,000          -        -

                                  Shareholder Loans    147,000    105,000     42,000          -        -

                 Total Contractual Cash Obligations   $841,000   $439,000   $360,000    $42,000   $    -

Operating leases under sublease agreements covering
 corresponding amounts and lease terms                $404,000   $153,000   $251,000    $     -   $    -


                               REVENUE RECOGNITION

We record revenue in accordance with SEC SAB No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that service sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Revenue is recognized at the time that calls are accepted by the clearing house for billing to customers.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, the Company had a cash balance of $23,000. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At July 31, 2005, the Company had negative working capital of $3,205,000. the Company anticipates that its cash needs over the next 12 months will be for general working capital needs of $1,400,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion its current liabilities of $4,824,000 as they come due. Of the total current liabilities, the Company expects that a portion of the shareholder loans will be satisfied by converting into equity. The Company expects that it will be able to satisfy its cash needs over the next 12 months from cash generated by operations and by negotiating to pay some of its commitments over time.

Currently the Company has entered into debt for equity agreements or amortized payment agreements with most of its creditors. The Company has the ability to perform on all of its finalized agreements and will be able to perform on the commitments it agrees to with its creditors.

The Company's consolidated financial statements have been prepared assuming it will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

Net Cash From Operations. Net cash provided from operations was $109,000 for the year ended July 31, 2005, a decrease of $25,000, or 18.7%, compared with net cash provided from operations of $134,000 for the year ended July 31, 2004. The use of cash by operations was principally the result of operations, an increase in accounts payable of $465,000, amortization of $73,000, loss on sale of assets of $9,000, value of shares issued to employees of $30,000, a reduction of prepaid expenses in the amount of $9,000 offset by an increase in accounts receivable of $748,000.

Net Cash Used in Financing. Net cash used in financing was $232,000 for the year ended July 31, 2005, an increase of $119,000, or 105%, compared with net cash used in financing activities of $113,000 for the year ended July 31, 2004. This is entirely due to the paying down of notes payable, shareholder loans and the amount owed to Wayside Solutions Inc.

Net Cash From Investing. Net cash from investing was $17,000 for the year ended July 31, 2005, a decrease of $16,000 or 48% compared with net cash provided from investing for the year ended July 31, 2004 of $33,000, resulting from proceeds on sale of property, plant and equipment in the amount of $17,000. Net cash from investing was the result of selling excess office furnishings no longer needed due to us relocating to smaller premises.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of BSD Software required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN ACCOUNTANTS

Effective January 20, 2005, BSD Software, Inc. (the "Registrant") engaged Stonefield Josephson, Inc., as the Registrant's principal accountants to audit the Registrant's financial statements for the year ending July 31, 2005. Stonefield Josephson, Inc. replaces KPMG LLP, which had previously been engaged for the same purpose, and whose dismissal was effective January 20, 2005. The decision to change the Registrant's principal accountants was approved by the Registrant's Board of Directors on January 20, 2005.

During the two most recent fiscal years and through the date of this Current Report on Form 8-K, the Registrant did not consult Stonefield Josephson regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Registrant's financial statements, and neither a written report nor oral advice was provided to the Registrant that Stonefield Josephson concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a "reportable event" (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of KPMG LLP on the Registrant's financial statements for the fiscal years ended July 31, 2004, and July 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG LLP has included in each of said reports a separate paragraph stating that "the Company has experienced operating losses and has a working capital deficiency, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the Registrant's last two fiscal years ended July 31, 2003, and July 31, 2004, and in the subsequent interim periods through January 20, 2005, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such periods.

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

   TRITON GLOBAL BUSINESS SERVICES, INC.

                                 Guy Fietz               President
                                 Gordon Ellison          Chief Financial Officer

   TRITON GLOBAL COMMUNICATIONS, INC.

                                 Guy Fietz               President and Chief
                                                          Executive Officer
                                 Gordon Ellison          Chief Financial Officer

GUY FIETZ (40). Guy Fietz has been in the telecommunications industry for over five years and has established Triton as a profitable Telco billing services company. Mr. Fietz had the vision to see a gap in Telco billing services and strategically developed a system that addressed this market need. He was instrumental in bringing together a qualified team to develop advanced processing technologies and a sophisticated software/hardware approach specifically for telecommunications billing systems. Since launching Triton, he has managed operations and lead successful growth. Prior to his work in telecommunications, Guy Fietz operated ventures in the hospitality market.

GORDON ELLISON (53). Gordon Ellison is a graduate of the University of Calgary and subsequently received his designation as a Chartered Accountant and is a member of the Institute of Chartered Accountants of Alberta. He has presented seminars on various tax and management related topics throughout western Canada. He has been a controller and/or CFO of privately held companies in the distribution and construction industries.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the total compensation earned by, or paid to, the person's serving as the Company's and its subsidiaries President, Chief Executive Officer, and Chief Financial Officer during 2005, 2004, and 2003. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during 2005, 2004, and 2003.

                                        Annual compensation                           Long-term compensation
                               ----------------------------------      -------------------------------------------------------
                                                                                 Awards              Payouts
                                                                       -------------------------   ----------
                                                        Other                          Securities                     All
 Name and principal                                    annual            Restricted    Underlying                    other
      position         Year    Salary     Bonus     compensation           stock         Options        LTIP      compensation
--------------------  ------  --------   -------   --------------      -----------     ----------   ------------  -------------
Guy Fietz, President    2005    168,842     --           --                  --              --            --           --
                        2004    144,285  116,362         --                  --              --            --           --
                        2003     95,846     --           --                  --              --            --           --

Gordon Ellison, CFO     2005     50,080     --           --                  --              --            --           --
                        2004     24,129     --           --                  --              --            --           --

Les Hammond, former CFO 2004     38,890     --           --                  --              --            --           --
                        2003     17,084     --           --                  --              --            --           --

All amounts were paid through Triton Global Communications Inc. in Canadian dollars. The amounts for the current year have been converted at .80552, 2004 numbers were converted at .74721 and 2003 numbers were converted at a .711845 exchange rate.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations received by the Company, the Company believes that during its fiscal year ended July 31, 2005, all Section 16(a) filing requirements applicable to the officers, directors and 10% beneficial owners were met, except for shares disposed of by Guy Fietz on February 23, 2005, which has since been filed on the appropriate form.

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

                                                                                   Amount and nature of beneficial
        Title of Class           Name and address of beneficial owner                    ownership (1)
                           Guy Fietz (2)
                           90 Mt. Assiniboine Circle, S.E.
                           Calgary, Alberta
Common stock               Canada T2Z 2N8                                        16,218,992         49.8%

                           SunTzu Trust
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                7,328,701         22.5%

                           Trans Research International Trust (3)
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                8,168,620         25.1%

                           Merlexis Trust (3)
                           ANZ House, P.O. Box 11
Common stock               Rarotonga, Cook Islands                                3,381,633         10.4%

                           Blair J. McInnes (4)
                           78 Kinkora Drive
                           Winnipeg, Manitoba
Common stock               Canada R3R 2L6                                         8,168,620         25.1%

                           David Worrall (5)
                           58 Amalia Crescent
                           R.R. # 5
                           Belwood, Ontario
Common stock               Canada N0B 1J0                                         3,381,633         10.4%

(1) Based on 32,560,897 shares issued and outstanding at October 21, 2005. Applicable percentage of ownership is based on 32,560,897 shares of common stock outstanding as of October 21, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 21, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement against all current and future assets of the Company has been provided by TGBSI to Wayside Solutions Inc. as collateral. Accrued interest relating to these services is included in interest and finance charges, aggregating $61,485 in the current period (2004 - $66,766).

Amounts due to Guy Fietz, CEO, President and a shareholder of the Company, bear interest at 10% per annum, are unsecured and due on demand. Included in interest and finance charges is accrued interest of $35,335 (2004 - $34,119).

Amounts due to shareholders bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand. Payments in 2005 totaled $105,158, including interest of $11,206 (2004 - $12,000, principal only). During the current year 126,300 shares were issued to pay down amounts owing to shareholders of $39,153 including interest of $4,353. A similar transaction did not occur in the prior year.

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

On March 18, 2005 BSD Software filed a Form 8-K disclosing the dismissal of KPMG LLP and the appointment of Stonefield Josephson, Inc. as the Company's principal accountant.

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

3.1               Articles of Incorporation                              Incorporated by reference to Exhibit 3.1 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

3.2               Bylaws                                                 Incorporated by reference to Exhibit 3.2 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

10.1              Agreement and plan of merger by and among              Provided herewith
                  Neomedia Technologies, Inc., NeoMedia Telecom
                  Services, Inc., and BSD Software Inc.

14                Code Of Business Conduct And Ethics                    Provided herewith

23.1              Consent of Stonefield Josephson, Inc.                  Provided herewith

31.1              Officer's Certificate pursuant to Section 302          Provided herewith

31.2              Officer's Certificate pursuant to Section 302          Provided herewith

32.1              Certification pursuant to 18 USC Section 1350 as       Provided herewith
                  adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Stonefield Josephson, Inc., for the audit of the Company's annual consolidated financial statements and reviews of quarterly financial statements for the year ended July 31, 2005 were $81,000 and the aggregate fees billed by our former accountants KPMG, LLP for the years ended July 31, 2005 and July 31, 2004 were $20,000 and 34,000, respectively.

Audit-related Fees

The aggregate fees billed by Stonefield Josephson, Inc., or our former accountants KPMG, LLP, for assurance and related services for the years ended July 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees

The aggregate paid by the Company for the years ended July 31, 2005 and 2004, were $0 and $0, respectively.

All Other Fees

The aggregate fees billed by KPMG, LLP, for other products and services during the years ended July 31, 2005 and 2004 were $14,000 and $0, respectively. There were no fees billed by Stonefield Josephson, Inc for other fees in the current period or in the prior period

                      Consolidated Financial Statements of

                               BSD SOFTWARE, INC.
                       Years ended July 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BSD Software, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of BSD Software, Inc. (the "Company") as of July 31, 2005, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

CERTIFIED PUBLIC ACCOUNTANT
Irvine, California
September 28, 2005

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors of BSD Software, Inc.

We have audited the accompanying statements of operations and comprehensive loss, shareholders' deficit and cash flows of BSD Software, Inc. (the "Company") for the year ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the Company's operations and its cash flows for the year ended July 31, 2004 in conformity with U.S. generally accepted accounting principles.

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


/s/ KPMG LLP

Chartered Accountants


Regina, Canada
September 24, 2004

BSD SOFTWARE, INC.
Consolidated Balance Sheet

-----------------------------------------------------------------------------------
(U.S. dollars)                                                        July 31, 2005
-----------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                               $    23,184
     Accounts receivable                                                  1,582,891
     Prepaid expenses                                                        12,452
-----------------------------------------------------------------------------------
                                                                          1,618,527

Property and equipment                                                       87,392
-----------------------------------------------------------------------------------
                                                                        $ 1,705,919
-----------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
     Accounts payable and accrued liabilities                           $ 3,187,028
     Shareholder loans                                                      243,256
     Due to Officer                                                         463,973
     Due to Wayside Solutions Inc.                                          827,041
     Notes payable                                                          102,445
-----------------------------------------------------------------------------------
                                                                          4,823,743
Stockholders' deficiency:
     Share capital:
     Authorized:
     Preferred stock 5,000,000 shares at $.001 par value Common stock
     50,000,000 shares at $.001 par value Issued and outstanding:
     32,560,897 common shares (July 31, 2004 - 31,684,597)                   32,561
     Additional paid-in capital                                           3,762,704
     Accumulated Deficit                                                 (5,704,542)
     Accumulated other comprehensive loss                                (1,208,547)
-----------------------------------------------------------------------------------
                                                                         (3,117,824)

Commitments and contingencies
-----------------------------------------------------------------------------------
                                                                        $ 1,705,919
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Comprehensive Loss

                                                     Years Ended July 31,
-----------------------------------------------------------------------------
(U.S. dollars)                                         2005            2004
-----------------------------------------------------------------------------
Revenue                                        $  7,350,409    $  6,091,101

Cost of revenues                                  5,855,723       4,618,371
-----------------------------------------------------------------------------

                                                  1,494,686       1,472,730

Operating expenses:
     Administration                                 140,209         182,938
     Professional fees                              186,736         334,946
     Rent                                            57,244          90,396
     Payroll                                        603,260         537,391
     Depreciation and amortization                   73,187          77,093
-----------------------------------------------------------------------------
                                                  1,060,636       1,222,764
-----------------------------------------------------------------------------

Income from operations                              434,050         249,966

Other income (expenses)
     Interest expense                              (153,533)       (253,328)
     Loss on sales of assets                         (9,167)         (3,179)
     Gain on sale of contracts                           --          51,090
-----------------------------------------------------------------------------
     Total other income (expense)                  (162,700)       (205,417)

Income before provision for taxes                   271,350          44,549
     Income taxes                                        --              --
-----------------------------------------------------------------------------
Net Income                                          271,350          44,549
Other comprehensive loss
     Foreign currency translation adjustment       (528,693)       (331,583)
-----------------------------------------------------------------------------
Comprehensive loss                                 (257,343)       (287,034)
-----------------------------------------------------------------------------
Basic and diluted earnings per share           $       0.01    $       0.00
-----------------------------------------------------------------------------
Weighted average shares outstanding, basic       31,780,707      30,494,009
-----------------------------------------------------------------------------
Weighted average shares outstanding, diluted     31,921,884      31,494,009
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows

                                                                             Years Ended July 31,
---------------------------------------------------------------------------------------------------
(U.S. dollars)                                                                  2005         2004
---------------------------------------------------------------------------------------------------
  Cash flows from (used in):
  Operations:
  Net income                                                               $ 271,350    $  44,549
  Items not involving cash:
       Adjustments to reconcile net income to cash provided by (used in)
operating activities:
       Non-cash financing costs                                                   --       98,550
       Shares issued to non-executive employees                               30,000           --
       Loss on sale of assets                                                  9,167        3,179
       Depreciation and amortization                                          73,187       77,093
  Change in non-cash operating working capital:
       Accounts receivable                                                  (747,954)    (350,352)
       Income taxes recoverable                                                   --       33,048
       Prepaid expenses                                                        9,013        2,053
       Accounts payable and accrued liabilities                              464,584      225,666
---------------------------------------------------------------------------------------------------
                                                                             109,347      133,786
  Investing:
       Proceeds on sale of property and equipment                             16,677       35,188
       Purchase of property and equipment                                         --       (2,259)
---------------------------------------------------------------------------------------------------
                                                                              16,677       32,929
  Financing:
       Repayment of shareholder loans                                        (93,952)     (38,395)
       Repayment of notes payable                                            (69,027)     (10,599)
       Repayment of due to Wayside Solutions Inc.                            (68,806)     (63,706)
---------------------------------------------------------------------------------------------------
                                                                            (231,785)    (112,700)
---------------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                                 (105,761)      54,015

  Cash, beginning of period                                                  128,945       74,930
---------------------------------------------------------------------------------------------------
  Cash, end of period                                                      $  23,184    $ 128,945
---------------------------------------------------------------------------------------------------
  Supplemental Cash Flow Information
       Interest Paid                                                       $  11,527    $     723
       Taxes Paid                                                          $      --    $      --
       Non-cash investing and financing activities:
            Reduction of accounts payable and accrued liabilities
            in lieu of stock issuance                                      $   4,348    $      --
            Reduction of shareholder loans in lieu of stock issuance       $  39,153    $      --
            Shares issued to employees                                     $  30,000    $      --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Shareholders' Deficit

                                              Common Stock                            Accumulated
                                                                      Additional        Other
                                                                       Paid-in       Comprehensive     Accumulated
                                         Shares           Amount       Capital            Loss          Deficit            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2003                     30,710,427    $    30,710    $ 2,213,161     $   (349,020)    $(6,020,441)    $(4,125,590)

Shares issued of subsidiary company                                    $ 1,113,540                                      $ 1,113,540
Stock issued re: extension of
  financing agreements                       252,170    $       253    $   100,616                                      $   100,869
Stock issued for employee salary              30,000    $        30    $     9,527                                      $     9,557
Stock issued for professional
  services rendered                           35,000    $        35    $    13,965                                      $    14,000
Stock issued re: Accomodation
  Agreements                                 657,000    $       657    $    97,893                                      $    98,550
Foreign Currency adjustment for
  share capital of subsidiary                                          $  (115,577)                                     $  (115,577)
Comprehensive loss - foreign currency
  translation adjustment                                                               $   (331,583)                    $  (331,583)
Net Income                                                                             $        --      $    44,549     $    44,549
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2004                     31,684,597    $    31,685    $ 3,433,125     $   (680,603)    $(5,975,892)    $(3,191,685)

Stock issued to pay debt                     126,300    $       126    $    39,027                                      $    39,153
Restricted stock issued to employees         750,000    $       750    $    29,250                                      $    30,000
Foreign Currency adjustment for
  share capital of subsidiary                                          $   261,302                                      $   261,302
Comprehensive loss - foreign
  currency translation adjustment                                                      $   (527,944)                    $  (527,944)
Net Income                                                                                              $   271,350     $   271,350
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2005                     32,560,897    $    32,561    $ 3,762,704     $ (1,208,547)    $(5,704,542)    $(3,117,824)
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

1.      Nature of business:

        BSD Software, Inc. (the "Company") operates as a holding company of Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

        On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. There is no assurance that the merger will be completed.

2.      Going concern:

        These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has reported net income of $271,350 and $44,549 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,704,542 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,216.

        The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and continue profitable operations. During the year ended July 31, 2005, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

2.      Going concern (continued):

        The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

        The financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.      Significant accounting policies:

        (a) Principles of consolidation:

            The consolidated financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). TGCI was acquired by TGBSI on October 22, 2002 and these financial statements reflect the results of operations for TGCI from that date forward. TGBSI acquired the Company in a reverse takeover transaction effective November 4, 2002. As a result, the Company changed its year end to July 31, 2003. These statements reflect the consolidated operations of TGBSI from August 1, 2002 forward consolidated with the Company from November 4, 2002. All significant inter-company balances and transactions have been eliminated upon consolidation.

            Use of Estimates:

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long lived assets, accrued liabilities, and valuation allowance for defined income taxes. Actual results could differ from those estimates.

            Fair Value of Financial Instruments:

            The Company has adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.

            For certain of the Company's financial instruments including cash, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

3.      Significant accounting policies (continued):

        (b) Property and equipment:

            Property and equipment are stated at cost, net of accumulated depreciation and amortization. Amortization is provided using the straight-line method at the following rates:

            ------------------------------------------------------------------------------------
               Asset                                              Method
            ------------------------------------------------------------------------------------
            Office furniture and equipment                 Straight line          5 years
            Computer equipment                             Straight line          5 years
            Computer software                              Straight line          3 years
            Leasehold improvements                         Straight line          5 years

            ------------------------------------------------------------------------------------

            Property and equipment are assessed for potential impairment when triggering events occur that indicate the carrying value may not be recoverable. If the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows.

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

        (d) Revenue recognition:

            We record revenue in accordance with SEC SAB No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that service sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Revenue is recognized at the time that calls are accepted by the clearing house for billing to customers.

        (e)  Reclassification:

            Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

3.      Significant accounting policies (continued):

        (f) Stock-based compensation:

            Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. In November of 2004 the Company issued 126,300 common shares to pay down debt owed to shareholders of Triton Global Business Services Inc. In July of 2005 the Company issued 750,000 common shares to employees. These transactions were recorded at their fair value and are included in the statements of the company.

                                                July 31, 2005     July 31, 2004

                  Outstanding Stock Options         150,000           750,000
                  Outstanding Warrants            1,000,000         1,000,000

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

        (h) Deferred Income Taxes:

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

        (i) Minority Interest:

            Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to July 31, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $212,804 the full 100% of operating results will be reported with no off-setting minority interest.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


3.      Significant accounting policies (continued):

        (j) New Accounting Pronouncements:

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


3.      Significant accounting policies (continued):

        (j) New Accounting Pronouncements (continued):

            In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

            In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

            In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


4.      Property and equipment:

-------------------------------------------------------------------------------------------
                                                             Accumulated           Net Book
                                                   Cost     Amortization              Value
-------------------------------------------------------------------------------------------
Office furniture and equipment                 $ 68,301         $ 46,780           $ 21,521
Computer equipment                              151,630           95,493             56,137
Computer software                                66,366           62,761              3,605
Leasehold improvements                           17,978           11,849              6,129

-------------------------------------------------------------------------------------------
                                               $304,275         $216,883           $ 87,392
-------------------------------------------------------------------------------------------

        Estimated depreciation expense over the next 5 years is as follows:

            2006                                           $      49,822
            2007                                                  34,724
            2008                                                   2,846
            2009                                                      --
            2010                                                      --
                                                           -------------
                                                           $      87,392
                                                           =============

5.      Notes payable:

        Notes payable bear interest at rates varying from 0%-5% per annum, are unsecured and due on demand. Payments in 2005 totaled $69,290, including interest of $321 (2004 - $16,814, including interest of $723).

6.      Income taxes:

        Income tax recovery differs from the amount that would be computed by applying the statutory income tax rate of 35% (2004 - 35%) for the following reasons:

-----------------------------------------------------------------------------------------------------------------
                                                                                     2005                  2004
-----------------------------------------------------------------------------------------------------------------
        Computed income tax (recovery)                                       $     94,973                15,592

        Non taxable items and other differences                                  (144,426)             (305,289)

        Adjustment to future tax assets for enacted changes in
          tax losses and rates                                                     20,038                20,038

        Change in valuation allowance                                              29,415               269,659
-----------------------------------------------------------------------------------------------------------------
                                                                             $         --          $         --
-----------------------------------------------------------------------------------------------------------------

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


6.      Income taxes (continued):

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

-------------------------------------------------------------------------------------------------------------
                                                                                     2004              2003
-------------------------------------------------------------------------------------------------------------
        Deferred tax assets:
           Non-capital losses carried forward                                $    785,520      $    788,659

           Property, plant and equipment - difference in net book value
                and undepreciated capital cost                                    155,261           181,537

        Tax value of investment greater than accounting                           450,621           450,621
-------------------------------------------------------------------------------------------------------------
                                                                                1,391,402         1,420,817
        Less valuation allowance                                               (1,391,402)       (1,420,817)
-------------------------------------------------------------------------------------------------------------
                                                                                      --                 --
        Deferred tax liabilities                                                      --                 --
-------------------------------------------------------------------------------------------------------------
        Net deferred tax assets                                              $        --       $         --
-------------------------------------------------------------------------------------------------------------

        The Corporation had approximately $2,337,856 of non-capital losses available at July 31, 2005 to reduce taxable income of future years. These losses expire in periods from 2006 through 2020.

7.      Commitments and contingencies:

        Operating Leases

        The Company leases its business premises and certain office equipment under operating leases under non-cancelable operating lease agreements expiring through 2009. Total lease payments during the current period totaled $59,028 (2004 - $91,950), net of sublease revenue of $152,157(2004 - 81,977). Future lease payments will aggregate $226,406 as follows:

            2006                                64,155
            2007                                60,111
            2008                                59,933
            2009                                42,207
            2010                                    --
                                              --------
                                              $226,406
                                              ========

        In addition, the Company leases premises with future lease payments of approximately: 2006 - $153,417; 2007 - $130,041; 2008 - $121,051 which are subleased for corresponding amounts over corresponding lease terms.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


7.      Commitments and contingencies (continued):

        Payment Commitments

        The company has made certain commitments to pay down some of its current liabilities. All of the items are shown as current even though these commitments extend over a one year period as the Company would be subject to immediate repayment terms if the commitments are not kept.

                  Accounts Payable  Notes Payable   Shareholder Loans    Total

            2006          $201,380       $ 68,500       $105,397       $375,277
            2007           163,754         34,484         36,909        235,147
            2008                --             --          4,849          4,849
            2009                --             --             --
                          --------       --------       --------       --------
                          $365,134       $102,984       $147,155       $615,273
                          ========       ========       ========       ========

        Litigation

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

        On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD is currently reviewing the case with its attorneys. BSD believes that the action is without merit and intends to defend the claim.

8.      Stock Options and Warrants:

        On May 14, 2003 the Company entered into an agreement to issue warrants for 1,000,000 common shares, at an exercise price of $0.25 to a corporation as consideration for consulting services. These warrants were issued on August 20, 2003. Management's best estimate of the fair value of the shares at the time of the Agreement was approximately $0.40, as a result a charge for $150,000 was recorded as professional fees expense for the year ended July 31, 2003. These warrants were excluded from the Diluted Weighted Average Shares Outstanding for the year ended July 31, 2005, since the strike price exceeds the average annual market price.

        On August 2, 2003 the Board of Directors granted stock options to purchase 150,000 shares at a strike price of $0.01 per share to a non-employee for services performed that are to expire on August 2, 2005. Subsequent to year end the options have expired.

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004


8.      Stock Options and Warrants (continued):

        On August 2, 2003 the Board of Directors granted stock options to purchase 450,000 shares at a strike price of $0.01 per share to key employees. On December 19, 2003 the Board of Directors approved stock options to purchase 150,000 shares at a strike price of $0.01 per share to a key employee. At the present time the Company had not adopted a Stock Option Plan, thus no granted stock options could be exercised. As a result of this, the Company did not recognize the compensation cost in accordance with Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees" as the Company did not have a qualified plan.

        In July of 2005, the Company's Board of Directors adopted and approved a Stock Bonus Plan, which included the issuance of 750,000 restricted shares to key employees of the Company at a price of $0.04 per share. The Stock Bonus Plan included a provision that replaced the options granted to key employees in August and December 2003 aforementioned.

9.      Related party transactions:

        Wayside Solutions, Inc., a Corporation affiliated with the Company, provided financing services to the Company. Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement against all current and future assets of the Company has been provided by TGBSI to Wayside Solutions Inc. as collateral. Accrued interest relating to these services is included in interest and finance charges, aggregating $61,485 in the current period (2004 - $66,766).

        Amounts due to Guy Fietz, CEO, President and a shareholder of the Company, bear interest at 10% per annum, are unsecured and due on demand. Included in interest and finance charges is accrued interest of $35,335 (2004 - $34,119).

        Amounts due to shareholders bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand. Payments in 2005 totaled $105,158, including interest of $11,206 (2004 - $12,000, principal only). During the current year 126,300 shares were issued to pay down amounts owing to shareholders of $39,153 including interest of $4,353. A similar transaction did not occur in the prior year.

        These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10.     Concentration of Risk:

        Accounts receivable with three customers represent approximately 90% (2004 - 2 customers represented 73%) of the balance of accounts receivable as at July 31, 2005. It is the opinion of management that these accounts do not represent a significant credit risk.

        A majority (47%) (2004 - 57%) of the Company's purchases are from three (2004 - three) specific vendors. The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BSD Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BSD SOFTWARE SOLUTIONS

November 14, 2005            By: /S/ GUY FIETZ
                                 --------------------------------------
                             Guy Fietz, President and Director

                             By: /S/ GORDON ELLISON
                                 --------------------------------------
                             Gordon Ellison, Chief Financial Officer