Form 10KSB/A
period 2005-07-31
BSD SOFTWARE INC
filed 2005-12-23
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  Amendment #1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                          COMMISSION FILE NO.
            JULY 31, 2005                                    0-27075

            FLORIDA                  BSD SOFTWARE, INC.         31-1586472
(State or Other Jurisdiction of     (Name of Registrant      (I.R.S. Employer
 Incorporation or Organization)       in Our Charter)       Identification No.)

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

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended July 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on November 14, 2005 (the "Original Filing"). We are filing this Amendment No. 1 to reflect restatements of certain financial information for the year ended July 31, 2005 (the "Restatement") that was previously reported in the Original Filing. For a more detailed description of the Restatement, see Note 11 "Restatement of previously reported financial information" of the Notes to Consolidated Financial Statements.

This Form 10-KSB/A amends "Item 6. Management's Discussion and Analysis or Plan of Operations," and "Item 7. Financial Statements," This Form 10-KSB/A also amends and restates the Notes to Consolidated Financial Statements. Pursuant to the rules of the SEC, Part IV of the Original Filing has been amended to include the consent of our independent registered public accounting firm and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm is included in this Form 10-KSB/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.1.

                  FORM 10-KSB FOR THE YEAR ENDED July 31, 2005

                                TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1. DESCRIPTION OF BUSINESS..............................................1
  ITEM 2. DESCRIPTION OF PROPERTY..............................................6
  ITEM 3. LEGAL PROCEEDINGS....................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7
PART II........................................................................8
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
  ITEM 7. FINANCIAL STATEMENTS................................................15
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................15
  ITEM 8A. CONTROLS AND PROCEDURES............................................16
PART III......................................................................17
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................17
  ITEM 10. EXECUTIVE COMPENSATION.............................................18
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................19
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20
PART IV.......................................................................21
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............21
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................22
FINANCIAL STATEMENTS....................................................F-1-F-22
EXHIBIT 10.1
EXHIBIT 14:
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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

                                                                              Issued at a value of $6,000 as compensation for
13Feb03     Common             30,000 shares         James Hayter             loans advanced to the Company

                                                                              Issued at a value of $2,400 as compensation for
13Feb03     Common             12,000 shares         Kevin Crawford           loans advanced to the Company

                                                                              Issued at a value of $3,600 as compensation for
13Feb03     Common             18,000 shares         890858 Ontario Inc.      loans advanced to the Company

                                                                              Issued at a value of $20,000 as compensation for
13Feb03     Common            100,000 shares         Joel Michel              loans advanced to the Company

DATE        TITLE     AMOUNT OF SECURITIES SOLD       PERSONS                 CASH OR NON CASH CONSIDERATION
                                                                              Issued at a value of $126,868 as compensation for
19Aug03     Common            317,170 shares         Various (5)              loans advanced to the company, legal fees and payroll

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

TGBSI acquired TGCI effective October 31, 2002. The acquisition was accounted for using the purchase method with the results of operations being included from the date of acquisition. Details of the acquisition are as follows:

                            NET DEFICIENCY ACQUIRED:

                  Current liabilities                  $  2,655,306
                  Current assets                         (1,008,743)
                  Property, plant and equipment          (1,171,081)

                                                       ------------

                                                            475,482
            CONSIDERATION PAID:
                  Note payable to Guy Fietz                 401,250
                  Shares of TGBSI issued                  1,248,750
                  Acquisition costs                         486,197
                                                       ------------
                  Goodwill upon acquisition of TGCI    $  2,611,679
                                                       ============

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

                                                       Year
                                                      Ended
                 Description                      July 31, 2005
                ------------------------------------------------
                 Administration                   $    140,000
                 Professional Fees                     187,000
                 Rent                                   57,000
                 Payroll                               604,000
                 Depreciation and amortization          73,000
                                                  ------------
                 TOTAL                            $  1,061,000
                                                  ============

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

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise substantial doubt about the validity of the "going concern" assumption used in preparing the attached financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

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

                              PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Amortization is provided using the straight-line method at the following rates:

------------------------------------------------------------------------
Asset                                      Method
------------------------------------------------------------------------
Office furniture and equipment         Straight line            5 years
Computer equipment                     Straight line            5 years
Computer software                      Straight line            3 years
Leasehold improvements                 Straight line            5 years
------------------------------------------------------------------------

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

                             CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of July 31, 2005, over the next five years and thereafter:

--------------------------------------------------------------------------------------------------------------------------
                                                                Less Than                                       After 5
                                                  Total          1 Year         1-3 Years       4-5 Years        Years
--------------------------------------------------------------------------------------------------------------------------
                          Accounts Payable    $    365,000    $    201,000    $    164,000    $         --    $         --
--------------------------------------------------------------------------------------------------------------------------
                          Operating Leases         226,000          64,000         120,000          42,000              --
--------------------------------------------------------------------------------------------------------------------------
                             Notes Payable         103,000          69,000          34,000              --              --
--------------------------------------------------------------------------------------------------------------------------
                         Shareholder Loans         147,000         105,000          42,000              --              --
--------------------------------------------------------------------------------------------------------------------------
        Total Contractual Cash Obligations    $    841,000    $    439,000    $    360,000    $     42,000    $         --
--------------------------------------------------------------------------------------------------------------------------
Operating leases under sublease agreements
  covering corresponding amounts and lease    $    404,000    $    153,000    $    251,000    $         --    $         --
                     terms.
--------------------------------------------------------------------------------------------------------------------------

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

Net Cash From Operations. Net cash provided from operations was $204,000 for the year ended July 31, 2005, an increase of $82,000, or 67%, compared with net cash provided from operations of $122,000 for the year ended July 31, 2004. The use of cash by operations was principally the result of operations, an increase in accounts payable of $493,000, amortization of $73,000, loss on sale of assets of $9,000, value of shares issued to employees of $30,000, a reduction of prepaid expenses in the amount of $11,000 offset by an increase in accounts receivable of $683,000.

Net Cash Used in Financing. Net cash used in financing was $232,000 for the year ended July 31, 2005, an increase of $119,000, or 105%, compared with net cash used in financing activities of $113,000 for the year ended July 31, 2004. This is entirely due to the paying down of notes payable, shareholder loans and the amount owed to Wayside Solutions Inc.

Net Cash From Investing. Net cash from investing was $17,000 for the year ended July 31, 2005, a decrease of $16,000 or 49% compared with net cash provided from investing for the year ended July 31, 2004 of $33,000, resulting from proceeds on sale of property, plant and equipment in the amount of $17,000. Net cash from investing was the result of selling excess office furnishings no longer needed due to us relocating to smaller premises.

Effects of Foreign Exchange Rate Changes. Net cash used in the change in foreign exchange rates was $95,000 for the current year as compared to net cash provided from the change in foreign exchange rates of $11,000 in the immediately preceding year.

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

                                        Annual compensation                           Long-term compensation
                               ----------------------------------      -------------------------------------------------------
                                                                                 Awards              Payouts
                                                                       -------------------------   ----------
                                                        Other                          Securities                     All
 Name and principal                                    annual            Restricted    Underlying                    other
      position         Year    Salary     Bonus     compensation           stock         Options        LTIP      compensation
--------------------  ------  --------   -------   --------------      -----------     ----------   ------------  -------------
Guy Fietz, President    2005    168,842     -            -                   -               -             -            -
                        2004    144,285  116,362         -                   -               -             -            -
                        2003     95,846     -            -                   -               -             -            -

Gordon Ellison, CFO     2005     50,080     -            -                   -               -             -            -
                        2004     24,129     -            -                   -               -             -            -

Les Hammond, former CFO 2004     38,890     -            -                   -               -             -            -
                        2003     17,084     -            -                   -               -             -            -

      All amounts were paid through Triton Global Communications Inc. in Canadian dollars. The amounts for the current year have been converted at ..80552, 2004 numbers were converted at .74721 and 2003 numbers were converted at a .711845 exchange rate.

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

3.1               Articles of Incorporation                              Incorporated by reference to Exhibit 3.1 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

3.2               Bylaws                                                 Incorporated by reference to Exhibit 3.2 of
                                                                         Form 10-QSB filed with the SEC on August 18,
                                                                         1999

10.1              Agreement and plan of merger by and among              Provided herewith
                  NeoMedia Technologies, Inc., NeoMedia Telecom
                  Services, Inc., and BSD Software, Inc.

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

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANT
Irvine, California
September 28, 2005, , except for Note 11,
(which is as of December 15, 2005).

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

The consolidated financial statements described above have been restated from those previously issued as described in note 11.

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

/s/ KPMG LLP

Chartered Accountants

Regina, Canada
September 24, 2004, except for note 11, which is as of December 15, 2005

BSD SOFTWARE, INC.
Consolidated Balance Sheet, as restated

-------------------------------------------------------------------------------------
(U.S. dollars)                                                          July 31, 2005
-------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                $     23,184
     Accounts receivable                                                    1,582,891
     Prepaid expenses                                                          12,452
-------------------------------------------------------------------------------------
                                                                            1,618,527

Property and equipment                                                         87,392
-------------------------------------------------------------------------------------
                                                                         $  1,705,919
-------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
     Accounts payable and accrued liabilities                            $  3,187,028
     Shareholder loans                                                        243,256
     Due to Officer                                                           463,973
     Due to Wayside Solutions Inc.                                            827,041
     Notes payable                                                            102,445
-------------------------------------------------------------------------------------
                                                                            4,823,743
Stockholders' deficiency:
     Share capital:
     Authorized:
     Preferred stock 5,000,000 shares at $.001 par value Common stock
     50,000,000 shares at $.001 par value Issued and outstanding:
     32,560,897 common shares (July 31, 2004 - 31,684,597)                     32,561
     Additional paid-in capital (as restated - Note 11)                     3,193,697
     Accumulated Deficit                                                   (5,704,542)
     Accumulated other comprehensive loss (as restated - Note 11)            (639,540)
-------------------------------------------------------------------------------------
                                                                           (3,117,824)

Commitments and contingencies
-------------------------------------------------------------------------------------
                                                                         $  1,705,919
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Comprehensive Income, as restated

                                                                            Years Ended July 31,
-----------------------------------------------------------------------------------------------------
(U.S. dollars)                                                              2005             2004
-----------------------------------------------------------------------------------------------------
Revenue                                                                 $  7,350,409     $  6,091,101

Cost of revenues                                                           5,855,723        4,618,371
-----------------------------------------------------------------------------------------------------

                                                                           1,494,686        1,472,730

Operating expenses:
     Administration                                                          140,209          182,938
     Professional fees                                                       186,736          334,946
     Rent                                                                     57,244           90,396
     Payroll                                                                 603,260          537,391
     Depreciation and amortization                                            73,187           77,093
-----------------------------------------------------------------------------------------------------
                                                                           1,060,636        1,222,764
-----------------------------------------------------------------------------------------------------

Income from operations                                                       434,050          249,966

Other income (expenses)
     Interest expense                                                       (153,533)        (253,328)
     Loss on sales of assets                                                  (9,167)          (3,179)
     Gain on sale of contracts                                                    --           51,090
-----------------------------------------------------------------------------------------------------
     Total other income (expense)                                           (162,700)        (205,417)

Income before provision for taxes                                            271,350           44,549
     Income taxes                                                                 --               --
-----------------------------------------------------------------------------------------------------
Net Income                                                                   271,350           44,549
Other comprehensive loss
     Foreign currency translation adjustment (as restated - Note 11)        (266,642)        (220,584)
-----------------------------------------------------------------------------------------------------
Comprehensive income (loss) (as restated - Note 11)                     $      4,708     $   (176,035)
-----------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                                    $       0.01     $       0.00
-----------------------------------------------------------------------------------------------------
Weighted average shares outstanding, basic                                31,780,707       30,494,009
-----------------------------------------------------------------------------------------------------
Weighted average shares outstanding, diluted                              31,921,884       31,494,009
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows, as restated

                                                                           Years Ended July 31,
---------------------------------------------------------------------------------------------------
(U.S. dollars)                                                             2005            2004
---------------------------------------------------------------------------------------------------
Cash flows from (used in):
Operations:
Net income                                                            $    271,350     $     44,549
Items not involving cash:
     Adjustments to reconcile net income to cash provided by
          (used in) operating activities:
     Non-cash financing costs                                                   --           98,550
     Shares issued to non-executive employees                               30,000               --
     Loss on sale of assets                                                  9,167            3,179
     Depreciation and amortization                                          73,187           77,093
Change in non-cash operating working capital:
     Accounts receivable                                                  (683,317)        (305,947)
     Income taxes recoverable                                                   --           33,048
     Prepaid expenses                                                       10,709            2,092
     Accounts payable and accrued liabilities                              493.251          169,927
---------------------------------------------------------------------------------------------------
                                                                           204,347          122,491
Investing:
     Proceeds on sale of property and equipment                             16,677           35,188
     Purchase of property and equipment                                         --           (2,259)
---------------------------------------------------------------------------------------------------
                                                                            16,677           32,929
Financing:
     Repayment of shareholder loans                                        (93,952)         (38,395)
     Repayment of notes payable                                            (69,027)         (10,599)
     Repayment of due to Wayside Solutions Inc.                            (68,806)         (63,706)
---------------------------------------------------------------------------------------------------
                                                                          (231,785)        (112,700)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               (95,000)          11,295
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (105,761)          54,015

Cash, beginning of period                                                  128,945           74,930
---------------------------------------------------------------------------------------------------
Cash, end of period                                                   $     23,184     $    128,945
---------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
     Interest Paid                                                    $     11,527     $        723
     Taxes Paid                                                       $         --     $         --
     Non-cash investing and financing activities:
          Reduction of accounts payable and accrued liabilities
          in lieu of stock issuance                                   $      4,348     $         --
          Reduction of shareholder loans in lieu of stock issuance    $     39,153     $         --
          Shares issued to employees                                  $     30,000     $         --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Shareholders' Deficit, as restated

                                                                                        Accumulated
                                                                        Additional        Other
                                                 Common Stock            Paid-in       Comprehensive   Accumulated
                                             Shares        Amount        Capital           Loss          Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2003, as
  originally reported                      30,710,427     $ 30,710      $2,213,161      $ (349,020)    $ (6,020,441)    $(4,125,590)
Correction of error                                                     $ (196,706)     $  196,706                      $        --
------------------------------------------------------------------------------------------------------------------------------------

Balance July 31, 2003, as restated         30,710,427     $ 30,710      $2,016,455      $ (152,314)    $ (6,020,441)    $(4,125,590)

Shares issued of subsidiary company                                     $  886,964                                      $   886,964
Stock issued re: extension of
  financing agreements                        252,170     $    253      $  100,616                                      $   100,869
Stock issued for employee salary               30,000     $     30      $    9,527                                      $     9,557
Stock issued for professional
  services rendered                            35,000     $     35      $   13,965                                      $    14,000
Stock issued re: Accomodation Agreements      657,000     $    657      $   97,893                                      $    98,550
Comprehensive loss - foreign
  currency translation adjustment                                                       $ (220,584)                     $  (220,584)
Net Income                                                                              $       --     $     44,549     $    44,549
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2004                      31,684,597       31,685       3,125,420        (372,898)      (5,975,892)     (3,191,685)

Stock issued to pay debt                      126,300     $    126      $   39,027                                      $    39,153
Restricted stock issued to employees          750,000     $    750      $   29,250                                      $    30,000
Comprehensive loss - foreign
  currency translation adjustment                                                       $ (266,642)                     $  (266,642)
Net Income                                                                                                $ 271,350     $   271,350
------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2005                      32,560,897     $ 32,561      $3,193,697      $ (639,540)     $(5,704,542)    $(3,117,824)
------------------------------------------------------------------------------------------------------------------------------------

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

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

2.    Going concern (continued):

      The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise substantial doubt about the validity of the "going concern" assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

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

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

4.    Property and equipment:

--------------------------------------------------------------------------------
                                                   Accumulated
                                          Cost    Amortization   Net Book Value
--------------------------------------------------------------------------------
Office furniture and equipment    $     68,301    $     46,780    $     21,521
Computer equipment                     151,630          95,493          56,137
Computer software                       66,366          62,761           3,605
Leasehold improvements                  17,978          11,849           6,129
--------------------------------------------------------------------------------
                                  $    304,275    $    216,883    $     87,392
================================================================================

Estimated depreciation expense over the next 5 years is as follows:

            2006          $     49,822
            2007                34,724
            2008                 2,846
            2009                    --
            2010                    --
                          ------------
                          $     87,392
                          ------------

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

6.    Income taxes:

      Income tax recovery differs from the amount that would be computed by applying the statutory income tax rate of 35% (2004 - 35%) for the following reasons:

      --------------------------------------------------------------------------
                                                            2005           2004
      --------------------------------------------------------------------------

      Computed income tax (recovery)                  $   94,973         15,592

      Non taxable items and other differences           (144,426)      (305,289)

      Adjustment to future tax assets for enacted
        changes in tax losses and rates                   20,038         20,038

      Change in valuation allowance                       29,415        269,659
      --------------------------------------------------------------------------
                                                      $       --     $       --
      --------------------------------------------------------------------------

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

6.    Income taxes (continued):

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

      ----------------------------------------------------------------------------------------
                                                                         2005             2004
      ----------------------------------------------------------------------------------------
      Deferred tax assets:
         Non-capital losses carried forward                      $    785,520     $    788,659

         Property, plant and equipment - difference in net book value
              and undepreciated capital cost                          155,261          181,537

      Tax value of investment greater than accounting                 450,621          450,621
      ----------------------------------------------------------------------------------------
                                                                    1,391,402        1,420,817
      Less valuation allowance                                     (1,391,402)      (1,420,817)
      ----------------------------------------------------------------------------------------
                                                                           --               --
      Deferred tax liabilities                                             --               --
      ----------------------------------------------------------------------------------------
      Net deferred tax assets                                    $         --     $         --
      ----------------------------------------------------------------------------------------

      The Corporation had approximately $2,337,856 of non-capital losses available at July 31, 2005 to reduce taxable income of future years. These losses expire in periods from 2006 through 2020.

7.    Commitments and contingencies:

      Operating Leases

      The Company leases its business premises and certain office equipment under operating leases under non-cancelable operating lease agreements expiring through 2009. Total lease payments during the current period totaled $59,028 (2004 - $91,950), net of sublease revenue of $152,157(2004
      - $81,977). Future lease payments will aggregate $226,406 as follows:

              2006           $    64,155
              2007                60,111
              2008                59,933
              2009                42,207
              2010                    --
                             -----------
                             $   226,406
                             -----------

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

                Accounts Payable  Notes Payable   Shareholder Loans         Total
      2006        $  201,380        $   68,500        $  105,397        $  375,277
      2007           163,754            34,484            36,909           235,147
      2008                --                --             4,849             4,849
      2009                --                --                --                --
                  ----------        ----------        ----------        ----------
                  $  365,134        $  102,984        $  147,155        $  615,273
                  ==========        ==========        ==========        ==========

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

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

11.   Restatement of previously reported financial information:

      The Company, in reviewing its accounting practices with respect to translating the foreign currency statements of its subsidiary Triton Global Business Services Inc., became aware that it incorrectly applied SFAS 52 in accounting for foreign currency translations related to the net assets of its subsidiary. As the functional currency of the Company and its subsidiaries is the Canadian dollar, the net assets of its subsidiary were to be translated using the historical exchange rate in effect when the merger with its subsidiary occurred. As a result, the company had overstated the Additional Paid in Capital balance as well as overstated the Accumulated Other Comprehensive Loss balance. Both of these accounts form part of the equity section of the balance sheet. The foreign currency translations were reported correctly for all asset and liability accounts as well as revenue, and expenses and other items in arriving at Net Income.

      At the same time the company realized that it was not following the recommendations in SFAS 95 paragraph 25 which states that the effect of exchange rate changes should be presented as a separate part of the statement cash flows. The Company had netted these changes in the related line items in the cash flows from operations section.

      As a result, the Company has restated certain financial information that was previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005. The following tables provide a reconciliation of amounts previously reported by the Company.

Items affected in the shareholders' deficiency section of the Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
                                                                        At July 31, 2005
                                                    -------------------------------------------------------
                                                      Previously        Restatement            Restated
                                                       Reported         Adjustment              Total
                                                    -------------------------------------------------------
           Additional paid in capital                $ 3,762,704       $  (569,007)     1     $ 3,193,697

           Accumulated other comprehensive loss      $(1,208,547)      $   569,007      1     $  (639,540)
                                                    -------------------------------------------------------

                                                    -------------------------------------------------------
                                                                      At October 31, 2004
                                                    -------------------------------------------------------
                                                      Previously        Restatement            Restated
                                                       Reported         Adjustment              Total
                                                    -------------------------------------------------------
           Additional paid in capital                $ 3,710,928       $  (585,507)     1     $ 3,125,421
           Accumulated other comprehensive loss      $(1,244,578)      $   585,507      1     $  (659,071)
                                                    -------------------------------------------------------

                                                    -------------------------------------------------------
                                                                      At January 31, 2005
                                                    -------------------------------------------------------
                                                      Previously        Restatement            Restated
                                                       Reported         Adjustment              Total
                                                    -------------------------------------------------------
           Additional paid in capital                $ 3,688,028       $  (523,581)     1     $ 3,164,447
           Accumulated other comprehensive loss      $(1,119,079)      $   523,581      1     $  (595,498)
                                                    -------------------------------------------------------

                                                    -------------------------------------------------------
                                                                       At April 30, 2005
                                                    -------------------------------------------------------
                                                      Previously        Restatement            Restated
                                                       Reported         Adjustment              Total
                                                    -------------------------------------------------------
           Additional paid in capital                $ 3,643,368       $  (478,921)     1     $ 3,164,447
           Accumulated other comprehensive loss      $(1,031,172)      $   478,921      1     $  (552,251)
                                                    -------------------------------------------------------

1 Reflects the exchange rate translations on the net assets of the Company's subsidiary using the historical rate in effect at the time the shares were issued

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

11.   Restatement of previously reported financial information (continued):

The effect on comprehensive income of the Consolidated Statements of Operations and Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------------
                                                    For the Year Ended July 31, 2005         For the Year Ended July 31, 2004
                                                    --------------------------------------------------------------------------------
                                                    Previously   Restatement      Restated   Previously   Restatement    Restated
                                                    Reported     Adjustment       Total      Reported     Adjustment     Total
                                                    --------------------------------------------------------------------------------
      Net Income                                    $ 271,350    $      --       $ 271,350   $  44,549    $      --      $   44,549
         Other comprehensive income (loss)
         Foreign currency translation adjustment    $(527,944)   $ 261,302    1  $(266,642)  $(331,583)   $ 110,999   1  $ (220,584)
                                                    --------------------------------------------------------------------------------
      Comprehensive Income (Loss)                   $(256,594)   $ 261,302       $   4,708   $(287,034)   $ 110,999      $ (176,035)
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                    For the 3 Months Ended October 31, 2004  For the 3 Months Ended October 31, 2003
                                                    --------------------------------------------------------------------------------
                                                    Previously   Restatement      Restated   Previously   Restatement    Restated
                                                    Reported     Adjustment       Total      Reported     Adjustment     Total
                                                    --------------------------------------------------------------------------------
      Net Income                                    $  99,401    $      --       $  99,401   $ (16,193)   $      --      $  (16,193)
         Other comprehensive income (loss)
         Foreign currency translation adjustment    $(563,975)   $ 277,802    1  $(286,173)  $(380,625)   $ 134,667   1  $ (245,958)
                                                    --------------------------------------------------------------------------------
      Comprehensive Income (Loss)                   $(464,574)   $ 277,802       $(186,772)  $(396,818)   $ 134,667      $ (262,151)
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                    For the 3 Months Ended January 31, 2005  For the 3 Months Ended January 31, 2004
                                                    --------------------------------------------------------------------------------
                                                    Previously   Restatement      Restated   Previously   Restatement    Restated
                                                    Reported     Adjustment       Total      Reported     Adjustment     Total
                                                    --------------------------------------------------------------------------------
      Net Income                                    $  49,463    $      --       $  49,463   $  78,269    $      --      $   78,269
         Other comprehensive income (loss)
         Foreign currency translation adjustment    $ 125,499    $ (61,926)   1  $  63,573   $  27,318    $ (10,163) 1   $   17,155
                                                    --------------------------------------------------------------------------------
      Comprehensive Income (Loss)                   $ 174,962    $ (61,926)      $ 113,036   $ 105,587    $ (10,163)     $   95,424
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                    For the 3 Months Ended April 30, 2005    For the 3 Months Ended April 30, 2004
                                                    --------------------------------------------------------------------------------
                                                    Previously   Restatement      Restated   Previously   Restatement    Restated
                                                    Reported     Adjustment       Total      Reported     Adjustment     Total
                                                    --------------------------------------------------------------------------------
      Net Income                                    $  52,472    $      --       $  52,472   $ 258,465    $      --      $  258,465
         Other comprehensive income (loss)
         Foreign currency translation adjustment    $  87,907    $ (44,660)   1  $  43,247   $ 197,450    $(107,706)  1  $   89,744
                                                    --------------------------------------------------------------------------------
      Comprehensive Income (Loss)                   $ 140,379    $ (44,660)      $  95,719   $ 455,915    $(107,706)     $  348,209
                                                    --------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to the net assets of the Company's subsidiary for the period

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

11.   Restatement of previously reported financial information (continued):

      The effect of foreign currency translation adjustments on the consolidated statements of cash flows

                                                                                      For the Year Ended July 31, 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                               Previously       Restatement       Restated
                                                                               Reported         Adjustment        Total
                                                                               ----------------------------------------------
Cash flows from (used in):
Operations:
          Net income                                                           $   44,549       $      -          $   44,549
          Items not involving cash:
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
          Non-cash financing costs                                             $   98,550       $      -          $   98,550
          Loss on sale of assets                                               $    3,179       $      -          $    3,179
          Depreciation and amortization                                        $   77,093       $      -          $   77,093
Changes in operating working capital:                                                                             $       -
          Increase in accounts receivable                                      $ (350,352)      $   44,405    1   $ (305,947)
          Decrease in income taxes recoverable                                 $   33,048       $      -          $   33,048
          Decrease in prepaid expenses                                         $    2,053       $       39    1   $    2,092
          Increase in accounts payable and accrued  liabilities                $  225,666       $  (55,739)   1   $  169,927
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $  133,786       $  (11,295)       $  122,491
Investing:
          Proceeds on sale of property and equipment                           $   35,188       $      -          $   35,188
          Purchase of property and equipment                                   $   (2,259)      $      -          $   (2,259)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $   32,929       $      -          $   32,929
Financing:
          Repayment of shareholder loans                                       $  (38,395)      $      -          $  (38,395)
          Repayment of notes payable                                           $  (10,599)      $      -          $  (10,599)
          Repayment of due to Wayside Solutions Inc.                           $  (63,706)      $      -          $  (63,706)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $ (112,700)      $      -          $ (112,700)
Effect of exchange rate changes on cash and cash equivalents                   $      -         $   11,295    1   $   11,295
-----------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents                           $   54,015       $      -          $   54,015
Cash and cash equivalents, beginning of period                                 $   74,930       $      -          $   74,930
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  128,945       $      -          $  128,945
-----------------------------------------------------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to current assets and liabilities of the Company's subsidiary for the stated period

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

11.   Restatement of previously reported financial information (continued):

The effect of foreign currency translation adjustments on the consolidated statements of cash flows

                                                                                      For the Year Ended July 31, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                                               Previously       Restatement       Restated
                                                                               Reported         Adjustment        Total
                                                                               ----------------------------------------------
Cash flows from (used in):
Operations:
          Net income                                                           $ 271,350       $      -           $  271,350
          Items not involving cash:
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
          Shares issued to non-executive employees                             $  30,000       $      -           $   30,000
          Loss on sale of assets                                               $   9,167       $      -           $    9,167
          Depreciation and amortization                                        $  73,187       $      -           $   73,187
Changes in operating working capital:
          Increase in accounts receivable                                      $(747,954)      $  64,637      1   $ (683,317)
          Decrease in prepaid expenses                                         $   9,013       $   1,696      1   $   10,709
          Increase in accounts payable and accrued liabilities                 $ 464,584       $  28,667      1   $  493,251
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $ 109,347       $  95,000          $  204,347
Investing:
          Proceeds on sale of property and equipment                           $  16,677       $      -           $   16,677
-----------------------------------------------------------------------------------------------------------------------------

Financing:
          Repayment of shareholder loans                                       $ (93,952)      $      -           $  (93,952)
          Repayment of notes payable                                           $ (69,027)      $      -           $  (69,027)
          Repayment of due to Wayside Solutions Inc.                           $ (68,806)      $      -           $  (68,806)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $(231,785)      $      -           $ (231,785)
Effect of exchange rate changes on cash and cash equivalents                   $     -         $  (95,000)    1   $  (95,000)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents                           $(105,761)      $      -           $ (105,761)
Cash and cash equivalents, beginning of period                                 $ 128,945       $      -           $  128,945
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  23,184       $      -           $   23,184
-----------------------------------------------------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to current assets and liabilities of the Company's subsidiary for the stated period

BSD SOFTWARE, INC.
Notes to Consolidated Financial Statements
(U. S. Dollars)
Periods ended July 31, 2005 and July 31, 2004

11.   Restatement of previously reported financial information (continued):

The effect of foreign currency translation adjustments on the consolidated statements of cash flows
------------------------------------------------------------------------------------------------------------------------------------
                             For the 3 months ended            October 31, 2004                        October 31, 2003
                                                     -------------------------------------------------------------------------------
                                                     Previously   Restatement     Restated    Previously  Restatement     Restated
                                                     Reported     Adjustment      Total       Reported    Adjustment      Total
                                                     -------------------------------------------------------------------------------
Cash from (used in)
      Operations                                     $ 228,492    $  40,956  1   $ 269,448   $  30,615   $(156,522)   1  $(125,907)
      Investing                                      $       -    $       -      $       -   $  35,188   $       -       $  35,188
      Financing                                      $ (82,293)   $       -      $ (82,293)  $       -   $       -       $       -
Effect of exchange rate changes on cash and cash
  equivalents                                        $       -    $ (40,956) 1   $ (40,956)  $       -   $ 156,522    1  $ 156,522
------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents $ 146,199    $       -      $ 146,199   $  65,803   $        -      $  65,803
Cash and cash equivalents, beginning of period       $ 128,945    $       -      $ 128,945   $  74,930   $        -      $  74,930
-------------------------------------------------------------------------------- ---------------------------------------------------
Cash and cash equivalents, end of period             $ 275,144    $       -      $ 275,144   $ 140,733   $        -      $ 140,733
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                             For the 6 months ended             January 31, 2005                      January 31, 2004
                                                     -------------------------------------------------------------------------------
                                                     Previously   Restatement     Restated    Previously  Restatement     Restated
                                                     Reported     Adjustment      Total       Reported    Adjustment      Total
                                                     -------------------------------------------------------------------------------
Cash from (used in)
      Operations                                     $    (905)   $  81,993  1   $  81,088   $ (17,945)  $(159,855)   1  $(177,800)
      Investing                                      $  16,677    $       -      $  16,677   $  35,188   $       -       $  35,188
      Financing                                      $ (99,975)   $       -      $ (99,975)  $ (52,838)  $       -       $ (52,838)
Effect of exchange rate changes on cash and cash
  equivalents                                        $      -     $ (81,993) 1   $ (81,993)  $       -   $ 159,855    1  $ 159,855
------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents $ (84,203)   $       -      $ (84,203)  $ (35,595)  $       -       $ (35,595)
Cash and cash equivalents, beginning of period       $ 128,945    $       -      $ 128,945   $  74,930   $       -       $  74,930
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  44,742    $       -      $  44,742   $  39,335   $       -       $  39,335
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                             For the 9 months ended             April 30, 2005                         April 30, 2004
                                                     -------------------------------------------------------------------------------
                                                     Previously   Restatement     Restated    Previously  Restatement     Restated
                                                     Reported     Adjustment      Total       Reported    Adjustment      Total
                                                     -------------------------------------------------------------------------------
Cash from (used in)
      Operations                                     $  19,291    $  74,858  1   $  94,149   $  58,109   $ 139,439    1  $ 197,548
      Investing                                      $  16,677    $       -      $  16,677   $  32,999   $       -       $  32,999
      Financing                                      $(159,703)   $       -      $(159,703)  $(142,272)  $       -       $(142,272)
Effect of exchange rate changes on cash and cash
  equivalents                                        $       -    $ (74,858) 1   $ (74,858)  $       -   $(139,439)   1  $(139,439)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents $(123,735)   $       -      $(123,735)  $ (51,164)  $       -       $ (51,164)
Cash and cash equivalents, beginning of period       $ 128,945    $       -      $ 128,945   $  74,930   $       -       $  74,930
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   5,210    $       -      $   5,210   $  23,766   $       -       $  23,766
------------------------------------------------------------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to current assets and liabilities of the Company's subsidiary for the stated period

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BSD Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BSD SOFTWARE SOLUTIONS

December 23, 2005            By: /S/ GUY FIETZ
                                 --------------------------------------
                             Guy Fietz, President and Director

                             By: /S/ GORDON ELLISON
                                 --------------------------------------
                             Gordon Ellison, Chief Financial Officer