Form 10QSB
period 2005-10-31
BSD SOFTWARE INC
filed 2005-12-23
CIK 1092976

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

                   For the Three Months Ended October 31, 2005

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

                       As of November 18, 2005, there were
                      32,560,897 shares of the registrant's
                       common stock issued and outstanding

           Transitional Small Business Disclosure Format (check one):
                                 YES |_|  NO |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            17

         ITEM 3.  CONTROLS AND PROCEDURES                                  22

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        23

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      23

         ITEM 5.  OTHER INFORMATION                                        23

         ITEM 6.  EXHIBITS                                                 24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  BSD SOFTWARE, INC.
  Interim Consolidated Balance Sheet (Unaudited)
  October 31, 2005


  (U.S. dollars)

Assets

Current assets:
 Cash and cash equivalents                                                     $    44,315
 Accounts receivable                                                             1,856,883
 Prepaid expenses                                                                   12,905

------------------------------------------------------------------------------------------
                                                                                 1,914,103

Property and equipment                                                              74,721
------------------------------------------------------------------------------------------
Total assets                                                                   $ 1,988,824
------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
 Accounts payable and accrued liabilities                                      $ 3,538,737
 Shareholder loans                                                                 226,232
 Due to Officer                                                                    490,186
 Due to Wayside Solutions Inc.                                                     872,436
 Notes payable                                                                      85,551
------------------------------------------------------------------------------------------
                                                                                 5,213,142
Commitments and contingencies

Stockholders' deficiency:
 Share capital:
 Authorized:
 Preferred stock 5,000,000 shares at $.001 par value Common stock 50,000,000 shares at $.001 par value Issued and outstanding:
 32,560,897 common shares                                                           32,561
 Additional paid-in capital                                                      3,193,697
 Accumulated Deficit                                                            (5,697,249)
 Accumulated other comprehensive loss                                             (753,327)

------------------------------------------------------------------------------------------
                                                                                (3,224,318)
------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                                    $ 1,988,824
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

  BSD SOFTWARE, INC.
  Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

                                                                                        Three Months Ended
                                                                                              October 31
(U.S. dollars)                                                                            2005            2004
                                                                                                    (restated)
--------------------------------------------------------------------------------------------------------------
Revenue                                                                           $  2,295,010    $  1,578,332

Cost of revenue                                                                      1,981,908       1,175,915
--------------------------------------------------------------------------------------------------------------
                                                                                       313,102         402,417

Operating expenses:
  Administration                                                                        36,704          35,264
  Professional fees                                                                     43,410          79,875
  Rent                                                                                  17,092          15,089
  Payroll                                                                              164,191         122,398
  Depreciation and amortization                                                         15,776          19,529
--------------------------------------------------------------------------------------------------------------
                                                                                       277,173         272,155
--------------------------------------------------------------------------------------------------------------
Income from operations                                                                  35,929         130,262

Other expense
  Interest expense                                                                     (28,636)        (30,861)
--------------------------------------------------------------------------------------------------------------
Income before provision for taxes                                                        7,293          99,401
  Income taxes                                                                              --              --
--------------------------------------------------------------------------------------------------------------
Net Income                                                                               7,293          99,401
Other comprehensive loss
  Foreign currency translation adjustment                                             (113,787)       (286,173)
--------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                $   (106,494)   $   (186,772)
--------------------------------------------------------------------------------------------------------------
Basic income per share                                                            $       0.00    $       0.00
Diluted income per share                                                          $       0.00    $       0.00
--------------------------------------------------------------------------------------------------------------
Weighted average common shares and common share equivalents:
Basic                                                                               32,560,897      31,684,597
Diluted                                                                             32,560,897      32,684,597
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Three Months Ended
                                                                                      October 31
(U.S. dollars)                                                                     2005         2004
                                                                                          (restated)
----------------------------------------------------------------------------------------------------
Cash flows from (used in):
Operations:
Net income                                                                    $   7,293    $  99,401
Adjustments to reconcile net income to cash provided by (used in) operating activities:
      Depreciation and amortization                                              15,776       19,529
Changes in operating working capital:
      Decrease (Increase) in accounts receivable                               (215,555)      24,383
      Decrease in prepaid expenses                                                   --       10,369
      Increase in accounts payable and accrued liabilities                      121,137      115,766
----------------------------------------------------------------------------------------------------
                                                                                (71,349)     269,448
----------------------------------------------------------------------------------------------------
Financing:
      Repayment of shareholder loans                                            (25,251)     (23,099)
      Repayment of notes payable                                                (17,125)      (8,499)
      Repayment of due to Wayside Solutions Inc.                                     --      (50,695)
----------------------------------------------------------------------------------------------------
                                                                                (42,376)     (82,293)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                    134,856      (40,956)
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        21,131      146,199
Cash and cash equivalents, beginning of period                                   23,184      128,945
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $  44,315    $ 275,144
----------------------------------------------------------------------------------------------------

Supplemental Cash flow information
      Interest Paid                                                           $   1,973    $   3,084
      Taxes paid                                                              $      --    $      --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

1.    Nature of business:

      BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry.

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Financial Statements contained in the Company's audited consolidated financial statements on Form 10-KSB for the period ended July 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the consolidated financial position of the Company as of October 31, 2005 and the operating results for the three month period ended October 31, 2005 and 2004 and cash flows for the three month period ended October 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.

      These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The Company has reported net income of $271,350 and $44,549 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,704,542 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,216. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and continue profitable operations. During the year ended July 31, 2005, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

      The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

      The financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

1.    Nature of business (continued):

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

      On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if shareholders of more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or
      (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. There is no assurance that the merger will be completed.

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

            Revenue and expense transactions originating in U.S. dollars are translated to Canadian dollars at rates in effect at the time of the transaction. Foreign exchange losses of $6,411 in 2005 and foreign exchange gain of $28,452 in 2004 are included in income.

      (c)   Reclassification:

            Certain reclassifications have been made to the prior year unaudited consolidated interim financial statements to conform to the current year presentation.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

2.    Significant accounting policies (continued):

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

      (e)   Stock-based compensation:

            Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date. Pro forma income is the same as net income as no options were granted or vested during the periods.

      (f)   Income per common share:

            Income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing the applicable net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

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

      (h)   Minority Interest

            Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $212,075 the full 100% of operating results will be reported with no off-setting minority interest.

      (i)   New Accounting Pronouncements

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

2.    Significant accounting policies (continued):

      (i)   New Accounting Pronouncements (continued):

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

            In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact SFAS 123(R), will have on our consolidated financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

 2. Significant accounting policies (continued):

      (i)   New Accounting Pronouncements (continued):

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

            In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

3.    Commitments and contingencies:

      The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the current three month period totaled $14,206 (2004 - $15,796), net of sublease revenue of $42,188 (2004 -$36,623). Future lease payments will aggregate $210,946 as follows:

            2006                                            $        66,207
            2007                                                     62,295
            2008                                                     61,925
            2009                                                     20,519
            2010                                                          0
                                                            ---------------
                                                            $       210,946

      Included in the above, the Company leases premises with future lease payments of approximately: 2006 - $151,876; 2007 - $136,017; 2008 -
      $91,235; 2009 - $0.00 which are subleased for corresponding amounts over corresponding lease terms.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

3.    Commitments and contingencies: (continued)

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

      On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD has moved to have the action dismissed and believes the claim is without merit and intends to defend the claim.

      In July of 2005 Broad Reach Network Inc. (BRN) filed a Statement of Claim against Triton Global Business Services Inc. (TGBSI). The action was brought before the court of Queen's Bench, Calgary, Alberta. BRN is suing for damages and judgment in the amount of CDN $81,000. TGBSI has filed a statement of defense denying the amount of the indebtedness to BRN and filed a countersuit in the amount of CDN $50,000 for breach of contract. The Company has accrued an amount in its liabilities to cover this contingency.

4.    Related party transactions:

      Wayside  Solutions,  Inc.,  a  Corporation  affiliated  with the  Company, provided financing services to the Company. Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement against all current and future assets of the
      Company has been provided by TGBSI to Wayside Solutions Inc. as collateral. Accrued interest relating to these services is included in interest and finance charges, aggregating $15,289 in the current period (2004 - $16,742).

      Amounts due to Guy Fietz, CEO, President and a shareholder of the Company, bear interest at 10% per annum, are unsecured and due on demand. Included in interest and finance charges is accrued interest of $9,320 (2004 - $8,623).

      Amounts due to shareholders bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand. Payments in the current three month period totaled $27,224, including interest of $1,973 (2004 - $27,599, including interest of $2,918).

      These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

5.    Concentration of Risk:

      Accounts receivable with three customers represent approximately 89% (2004
      - two customers accounted for 78%) of the balance of accounts receivable as at October 31, 2005. It is the opinion of management that these accounts do not represent a significant credit risk as all of the customers are large corporations that have been in business for several years and never defaulted on any payments to the company

      A majority of the Company's purchases are from four (2004 - five) specific vendors. The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

6.    Restatement of previously reported financial information:

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

Items affected in the shareholders' deficiency section of the Consolidated Balance Sheet
----------------------------------------------------------------------------------------
                                                         At July 31, 2005
                                          ----------------------------------------------
                                          Previously     Restatement          Restated
                                           Reported      Adjustment             Total
                                          ----------------------------------------------
Additional paid in capital                $ 3,762,704    $  (569,007)    1   $ 3,193,697
Accumulated other comprehensive loss      $(1,208,547)   $   569,007     1   $  (639,540)
                                          ----------------------------------------------

                                          ----------------------------------------------
                                                       At October 31, 2004
                                          ----------------------------------------------
                                          Previously     Restatement          Restated
                                           Reported      Adjustment             Total
                                          ----------------------------------------------
Additional paid in capital                $ 3,710,928    $  (585,507)    1   $ 3,125,421
Accumulated other comprehensive loss      $(1,244,578)   $   585,507     1   $  (659,071)
                                          ----------------------------------------------

                                          ----------------------------------------------
                                                       At January 31, 2005
                                          ----------------------------------------------
                                          Previously     Restatement          Restated
                                           Reported      Adjustment             Total
                                          ----------------------------------------------
Additional paid in capital                $ 3,688,028    $  (523,581)    1   $ 3,164,447
Accumulated other comprehensive loss      $(1,119,079)   $   523,581     1   $  (595,498)
                                          ----------------------------------------------

                                          ----------------------------------------------
                                                        At April 30, 2005
                                          ----------------------------------------------
                                          Previously     Restatement          Restated
                                           Reported      Adjustment             Total
                                          ----------------------------------------------
Additional paid in capital                $ 3,643,368    $  (478,921)    1   $ 3,164,447
Accumulated other comprehensive loss      $(1,031,172)   $   478,921     1   $  (552,251)
                                          ----------------------------------------------

1 Reflects the exchange rate translations on the net assets of the Company's subsidiary using the historical rate in effect at the time the shares were issued

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

6.    Restatement of previously reported financial information (continued):

-----------------------------------------------------------------------------------------------------------------------------------
The effect on comprehensive income of the Consolidated  Statements of Operations and Comprehensive Income
-----------------------------------------------------------------------------------------------------------------------------------

                                            ------------------------------------------   ------------------------------------------
                                                 For the Year Ended July 31, 2005             For the Year Ended July 31, 2004
                                            ------------------------------------------   ------------------------------------------
                                            Previously    Restatement       Restated      Previously    Restatement       Restated
                                             Reported     Adjustment          Total        Reported     Adjustment          Total
                                            ------------------------------------------   ------------------------------------------
Net Income                                  $  271,350    $        --       $ 271,350     $   44,549    $        --       $  44,549
  Other comprehensive income (loss)
  Foreign currency translation adjustment   $ (527,944)   $   261,302   1   $(266,642)    $ (331,583)   $   110,999   1   $(220,584)
                                            ------------------------------------------   ------------------------------------------
Comprehensive Income (Loss)                 $ (256,594)   $   261,302       $   4,708     $ (287,034)   $   110,999       $(176,035)
                                            ------------------------------------------   ------------------------------------------

                                            ------------------------------------------   ------------------------------------------
                                             For the 3 Months Ended October 31, 2004      For the 3 Months Ended October 31, 2003
                                            ------------------------------------------   ------------------------------------------
                                            Previously    Restatement       Restated      Previously    Restatement       Restated
                                             Reported     Adjustment          Total        Reported     Adjustment          Total
                                            ------------------------------------------   ------------------------------------------
Net Income                                  $   99,401    $        --       $  99,401     $  (16,193)   $        --       $ (16,193)
  Other comprehensive income (loss)
  Foreign currency translation adjustment   $ (563,975)   $   277,802   1   $(286,173)    $ (380,625)   $   134,667   1   $(245,958)
                                            ------------------------------------------   ------------------------------------------
Comprehensive Income (Loss)                 $ (464,574)   $   277,802       $(186,772)    $ (396,818)   $   134,667       $(262,151)
                                            ------------------------------------------   ------------------------------------------

                                            ------------------------------------------   ------------------------------------------
                                             For the 3 Months Ended January 31, 2005      For the 3 Months Ended January 31, 2004
                                            ------------------------------------------   ------------------------------------------
                                            Previously   Restatement        Restated     Previously   Restatement        Restated
                                             Reported    Adjustment           Total       Reported    Adjustment           Total
                                            ------------------------------------------   ------------------------------------------
Net Income                                  $   49,463   $        --        $  49,463    $   78,269   $        --        $  78,269
  Other comprehensive income (loss)
  Foreign currency translation adjustment   $  125,499   $   (61,926)   1   $  63,573    $   27,318   $   (10,163)   1   $  17,155
                                            ------------------------------------------   ------------------------------------------
Comprehensive Income (Loss)                 $  174,962   $   (61,926)       $ 113,036    $  105,587   $   (10,163)       $  95,424
                                            ------------------------------------------   ------------------------------------------

                                            ------------------------------------------   ------------------------------------------
                                              For the 3 Months Ended April 30, 2005         For the 3 Months Ended April 30, 2004
                                            ------------------------------------------   ------------------------------------------
                                            Previously   Restatement        Restated     Previously   Restatement        Restated
                                             Reported    Adjustment           Total       Reported    Adjustment           Total
                                            ------------------------------------------   ------------------------------------------
Net Income                                  $   52,472   $        --        $  52,472    $  258,465   $        --        $ 258,465
  Other comprehensive income (loss)
  Foreign currency translation adjustment   $   87,907   $   (44,660)   1   $  43,247    $  197,450   $  (107,706)   1   $  89,744
                                            ------------------------------------------   ------------------------------------------
Comprehensive Income (Loss)                 $  140,379   $   (44,660)       $  95,719    $  455,915   $  (107,706)       $ 348,209
                                            ------------------------------------------   ------------------------------------------

1 Reflects the exchange rate translations related to the net assets of the Company's subsidiary for the period

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

6.    Restatement of previously reported financial information (continued):

      The effect of foreign currency translation adjustments on the consolidated statements of cash flows

                                                                          For the Year Ended July 31, 2004
----------------------------------------------------------------------------------------------------------
                                                               Previously    Restatement         Restated
                                                                Reported      Adjustment           Total
                                                               -------------------------------------------
Cash flows from (used in):
Operations:
      Net income                                               $   44,549    $         --        $  44,549
      Items not involving cash:
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
      Non-cash financing costs                                 $   98,550    $         --        $  98,550
      Loss on sale of assets                                   $    3,179    $         --        $   3,179
      Depreciation and amortization                            $   77,093    $         --        $  77,093
Changes in operating working capital:                                                            $      --
      Increase in accounts receivable                          $ (350,352)   $     44,405    1   $(305,947)
      Decrease in income taxes recoverable                     $   33,048    $         --        $  33,048
      Decrease in prepaid expenses                             $    2,053    $         39    1   $   2,092
      Increase in accounts payable and accrued liabilities     $  225,666    $    (55,739)   1   $ 169,927
----------------------------------------------------------------------------------------------------------
                                                               $  133,786    $    (11,295)       $ 122,491
Investing:
      Proceeds on sale of property and equipment               $   35,188    $         --        $  35,188
      Purchase of property and equipment                       $   (2,259)   $         --        $  (2,259)
----------------------------------------------------------------------------------------------------------
                                                               $   32,929    $         --        $  32,929
Financing:
      Repayment of shareholder loans                           $  (38,395)   $         --        $ (38,395)
      Repayment ofnotes payable                                $  (10,599)   $         --        $ (10,599)
      Repayment of due to Wayside Solutions Inc.               $  (63,706)   $         --        $ (63,706)
----------------------------------------------------------------------------------------------------------
                                                               $ (112,700)   $         --        $(112,700)
Effect of exchange rate changes on cash and cash equivalents   $       --    $     11,295    1   $  11,295
----------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents           $   54,015    $         --        $  54,015
Cash and cash equivalents, beginning of period                 $   74,930    $         --        $  74,930
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $  128,945    $         --        $ 128,945
----------------------------------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to current assets and liabilities of the Company's subsidiary for the stated period

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

6.    Restatement of previously reported financial information (continued):

      The effect of foreign currency translation adjustments on the consolidated statements of cash flows

                                                                          For the Year Ended July 31, 2005
----------------------------------------------------------------------------------------------------------
                                                               Previously    Restatement         Restated
                                                                Reported     Adjustment            Total
                                                               -------------------------------------------
Cash flows from (used in):
Operations:
      Net income                                               $  271,350    $        --         $ 271,350
      Items not involving cash:
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
      Shares issued to non-executive employees                 $   30,000    $        --         $  30,000
      Loss on sale of assets                                   $    9,167    $        --         $   9,167
      Depreciation and amortization                            $   73,187    $        --         $  73,187
Changes in operating working capital:
      Increase in accounts receivable                          $ (747,954)   $    64,637     1   $(683,317)
      Decrease in prepaid expenses                             $    9,013    $     1,696     1   $  10,709
      Increase in accounts payable and accrued liabilities     $  464,584    $    28,667     1   $ 493,251
----------------------------------------------------------------------------------------------------------
                                                               $  109,347    $    95,000         $ 204,347
Investing:
      Proceeds on sale of property and equipment               $   16,677    $        --         $  16,677
----------------------------------------------------------------------------------------------------------

Financing:
      Repayment of shareholder loans                           $  (93,952)   $        --         $ (93,952)
      Repayment ofnotes payable                                $  (69,027)   $        --         $ (69,027)
      Repayment of due to Wayside Solutions Inc.               $  (68,806)   $        --         $ (68,806)
----------------------------------------------------------------------------------------------------------
                                                               $ (231,785)   $        --         $(231,785)
Effect of exchange rate changes on cash and cash equivalents   $       --    $   (95,000)    1   $ (95,000)
----------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents           $ (105,761)   $        --         $(105,761)
Cash and cash equivalents, beginning of period                 $  128,945    $        --         $ 128,945
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $   23,184    $        --         $  23,184
----------------------------------------------------------------------------------------------------------

1 Reflects the exchange rate translations related to current assets and liabilities of the Company's subsidiary for the stated period

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Three month period ended October 31, 2005
(Unaudited)

6.    Restatement of previously reported financial information (continued):

      The effect of foreign currency translation adjustments on the consolidated statements of cash flows

------------------------------------------------------------------------------------------------------------------------------
            For the 3 months ended                               October 31, 2004                             October 31, 2003
                                     --------------------------------------------   ------------------------------------------
                                     Previously    Restatement         Restated     Previously   Restatement         Restated
                                      Reported     Adjustment            Total       Reported    Adjustment            Total
                                     --------------------------------------------   ------------------------------------------
Cash from (used in)
    Operations                       $  228,492    $    40,956     1   $ 269,448    $   30,615   $  (156,522)    1   $(125,907)
    Investing                        $       --    $        --         $      --    $   35,188   $        --         $  35,188
    Financing                        $  (82,293)   $        --         $ (82,293)   $       --   $        --         $      --
Effect of exchange rate changes on
  cash and cash equivalents          $       --    $   (40,956)    1   $ (40,956)   $       --   $   156,522     1   $ 156,522
------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash
  and cash equivalents               $  146,199    $        --         $ 146,199    $   65,803   $        --         $  65,803
Cash and cash equivalents,
  beginning of period                $  128,945    $        --         $ 128,945    $   74,930   $        --         $  74,930
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                      $  275,144    $        --         $ 275,144    $  140,733   $        --         $ 140,733
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
            For the 6 months ended                               January 31, 2005                             January 31, 2004
                                     --------------------------------------------   ------------------------------------------
                                     Previously    Restatement         Restated     Previously    Restatement         Restated
                                      Reported     Adjustment            Total       Reported     Adjustment            Total
                                     --------------------------------------------   ------------------------------------------
Cash from (used in)
    Operations                       $     (905)   $    81,993     1   $  81,088    $  (17,945)   $  (159,855)    1   $(177,800)
    Investing                        $   16,677    $        --         $  16,677    $   35,188    $        --         $  35,188
    Financing                        $  (99,975)   $        --         $ (99,975)   $  (52,838)   $        --         $ (52,838)
Effect of exchange rate changes on
  cash and cash equivalents          $       --    $   (81,993)    1   $ (81,993)   $       --    $   159,855     1   $ 159,855
------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash
  and cash equivalents               $  (84,203)   $        --         $ (84,203)   $  (35,595)   $        --         $ (35,595)
Cash and cash equivalents,
  beginning of period                $  128,945    $        --         $ 128,945    $   74,930    $        --         $  74,930
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                      $   44,742    $        --         $  44,742    $   39,335    $        --         $  39,335
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
            For the 9 months ended                                 April 30, 2005                               April 30, 2004
                                     --------------------------------------------   ------------------------------------------
                                     Previously    Restatement         Restated     Previously    Restatement         Restated
                                      Reported     Adjustment            Total       Reported     Adjustment            Total
                                     --------------------------------------------   ------------------------------------------
Cash from (used in)
    Operations                       $   19,291    $    74,858     1   $  94,149    $   58,109    $   139,439     1   $ 197,548
    Investing                        $   16,677    $        --         $  16,677    $   32,999    $        --         $  32,999
    Financing                        $ (159,703)   $        --         $(159,703)   $ (142,272)   $        --         $(142,272)
Effect of exchange rate changes on
  cash and cash equivalents          $       --    $   (74,858)    1   $ (74,858)   $       --    $  (139,439)    1   $(139,439)
------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash
  and cash equivalents               $ (123,735)   $        --         $(123,735)   $  (51,164)   $        --         $ (51,164)
Cash and cash equivalents,
  beginning of period                $  128,945    $        --         $ 128,945    $   74,930    $        --         $  74,930
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                      $    5,210    $        --         $   5,210    $   23,766    $        --         $  23,766
------------------------------------------------------------------------------------------------------------------------------

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

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to October 31, 2005 and as a result the entire amount of these losses have been reflected in these financial statements and no minority interest has been calculated. Until such time as operations recover the deficiency in minority interest of $212,000 the full 100% of operating results will be reported with no off-setting minority interest.

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

Merger

On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if shareholders of more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets,
(ii) more than $5,000,000 in liabilities, or (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. There is no assurance that the merger will be completed. See details of the Agreement as Exhibit 10.1 which was filed with our Form 10-KSB for the year ended July 31, 2005.

Results of Operations For The Three Months Ended October 31, 2005

Revenue

We had revenue of $2,295,000 for the three months ended October 31, 2005 compared to revenue of $1,578,000 in the comparable period in the prior year. This increase is primarily attributable to marketing activities resulting in new business in call records. The fluctuation of foreign currency rates between the Canadian and US dollar also affected revenues. Our revenue consisted primarily of fees for processing Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are transferred to the clearinghouse for billing to customers. Provisions are recorded based on management's estimate of calls that cannot be billed or collected based on historical chargeback's throughout the life of the contract and historical data from similar contracts.

Cost Of Revenues

We had cost of revenues of $1,982,000, or 86.4% of revenue, for the three months ended October 31, 2005 compared to $1,176,000 or 74.5% of revenue in the comparable period in the prior year. In the three months ended October 31, 2005, we had a gross margin of $313,000 or 13.6% of revenue, compared to a gross margin of $402,000, or 25.5% of revenue, in the comparable period in the prior year. Cost of goods sold, for the three months ended October 31, 2005, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin of 5% on that contract, and a change in contract mix that resulted in diminishing gross profits.

Operating Expenses

For the three months ended October 31, 2005, we had operating expenses of $277,000 compared to $272,000 in the same period of the prior year. This difference was attributable to reduced professional fees offset by the change in foreign exchange rate differences between the comparable periods.

Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 8 employees and includes wages and benefits. Depreciation and amortization expense consists of the depreciation and amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Net Income From Operations

Net income from operations was $36,000 in the current period compared to $130,000 for comparable period in the prior year. This is primarily due to the reduced gross profits discussed above with a minor impact from the slight increase in operating expenses for the same quarter in the prior year.

Net Income

The items specified above resulted in a net income of $7,000 for the three months ended October 31, 2005 after recognizing other expenses including interest expense of $29,000. In the comparable period in the prior year, the Company had net income of $99,000 after recognizing interest expense of $31,000. This change is primarily attributed to the reduced gross margin recognized on contracts in the current period.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The Company has reported net income of $271,350 and $44,549 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,704,542 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,216. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and continue profitable operations. During the year ended July 31, 2005, management continued to take actions to reduce operating losses and is in the process of securing additional financing. There is no assurance that additional financing will be obtained.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise substantial doubt about the validity of the going concern assumption used in preparing these financial statements. There is no certainty that these and other strategies will be sufficient to permit the Company to continue to meet its obligations in the normal course of business.

The financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

At October 31, 2005, the Company had a cash balance of $ 44,000. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At October 31, 2005, the Company had negative working capital of $3,299,000. We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,400,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $5,213,000 as they come due.

Currently the Company has entered into amortizing payment agreements with some of its creditors. The Company has the ability to perform on all of its finalized agreements and will likely be able to perform on the commitments with its creditors.

Net Cash used in Operations. Net cash used in operations was $71,000 for the three months ended October 31, 2005 compared with net cash provided from operations of $269,000 for the three months ended October 31, 2004. The use of cash from operations was principally the result of operations, an increase of accounts payable of $121,000 offset by an increase in accounts receivable of $216,000.

Net Cash Used in Financing. Net cash used in financing was $42,000 for the three months ended October 31, 2005 as compared with net cash used in financing of $82,000 for the three months ended October 31, 2004. This is entirely due to the paying down of notes payable, and shareholder loans.

Effects of Foreign Exchange Rate Changes. Net cash provided from the change in foreign exchange rates was $135,000 for the current year as compared with cash used of $41,000 for the three months ended October 31, 2004.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's three months ended October 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

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

In June 2003, PBJ Holdings Inc. filed a Statement of Claim against Triton Global Business Services Inc. in the Court Of Queen's Bench of Alberta for breach of contract alleging that Triton Global Business Services Inc. failed to pay $125,000 for the introduction of Triton Global Business Services Inc. to BSD Software Inc. On December 17, 2004, this matter was settled. The amount Triton agreed to pay in settlement totaled $125,000. The first payment of $12,000 was paid on December 17, 2004. The balance of $113,000 is payable in twenty-four consecutive $4,708 monthly installments, which commenced January 10, 2005. Triton is current in its payments and the balance owing is included in notes payable.

On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD has moved to have the action dismissed and believes the claim is without merit and intends to defend the claim.

In July of 2005 Broad Reach Network Inc. (BRN) filed a Statement of Claim against Triton Global Business Services Inc.(TGBSI). The action was brought before the court of Queen's Bench, Calgary, Alberta. BRN is suing for damages and judgment in the amount of CDN $81,000. TGBSI has filed a statement of defense denying the amount of the indebtedness to BRN and filed a countersuit in the amount of CDN $50,000 for breach of contract. . The Company has accrued an amount in its liabilities to cover this contingency. The final amount paid could differ materially from the amount accrued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

                               BSD SOFTWARE, INC.

December 23, 2005.      By: /S/ GUY FIETZ
                           -----------------------------------------
                             Name:      Guy Fietz
                             Title: President and Director

                        By: /S/ GORDON ELLISON
                           -----------------------------------------
                             Name:      Gordon Ellison
                             Title: Chief Financial Officer