Form 10KSB/A
period 2005-07-31
BSD SOFTWARE INC
filed 2006-02-17
CIK 1092976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  Amendment #2

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
    CALGARY, ALBERTA                                   5824 SECOND STREET, S. W.
     CANADA T2H 0H2                                         CALGARY, ALBERTA
                                                             CANADA T2H 0H2

    (403) 257-7090           (Primary Standard Industrial      (403) 257-7090
(Address and telephone        Classification Code Number)   (Name, address and
number of Principal                                          telephone number
Executive Offices and                                      of agent for service)
Principal Place of Business)


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

         YES |X| NO |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of BSD Software's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year: $7,350,000

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

                                EXPLANATORY NOTE

         This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended July 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on November 14, 2005 (the "Original Filing"). We are filing this Amendment No. 2 to reflect the inclusion of paragraph 4(b) of the Officer's Certificate pursuant to Section 302. Part IV of the Original Filing has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, and are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BSD Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BSD SOFTWARE SOLUTIONS



February 17, 2006            By: /S/ GUY FIETZ
                                 --------------------------------------
                             Guy Fietz, President and Director


                             By: /S/ GORDON ELLISON
                                 --------------------------------------
                             Gordon Ellison, Chief Financial Officer