Form 10QSB
period 2006-01-31
BSD SOFTWARE INC
filed 2006-03-14
CIK 1092976

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

                    For the Six Months Ended January 31, 2006

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934


                               BSD SOFTWARE, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     FLORIDA
   ---------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                     0-27075
   ---------------------------------------------------------------------------
                              (Commission File No.)


                                    1-1586472
   ---------------------------------------------------------------------------
                        (IRS Employer Identification No.)


                                    SUITE 300
                              5824 2ND STREET S.W.
                                CALGARY, ALBERTA
                                 CANADA T2H 0H2
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (403) 257-7090
   ---------------------------------------------------------------------------
                         (Registrant's telephone number)


                       As of February 22, 2006, there were
                      32,560,897 shares of the registrant's
                       common stock issued and outstanding


           Transitional Small Business Disclosure Format (check one):
                                 YES |_| NO |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

         ITEM 3.  CONTROLS AND PROCEDURES                                  16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        17

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      17

         ITEM 5.  OTHER INFORMATION                                        17

         ITEM 6.  EXHIBITS                                                 18

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BSD SOFTWARE, INC.
Interim Consolidated Balance Sheet (Unaudited)
January 31, 2006
-------------------------------------------------------------------------------
(U.S. dollars)
-------------------------------------------------------------------------------
Assets

Current assets:

  Cash and cash equivalents                                        $     52,264
  Accounts receivable                                                 1,566,393
  Prepaid expenses                                                       13,383
-------------------------------------------------------------------------------
                                                                      1,632,040

Property and equipment, net                                              69,747
-------------------------------------------------------------------------------
                                                                   $  1,701,787
-------------------------------------------------------------------------------
Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities                         $  3,328,715
  Shareholder loans                                                     207,705
  Due to Officer                                                        518,050
  Due to Wayside Solutions Inc.                                         920,678
  Notes payable                                                          68,621
-------------------------------------------------------------------------------
                                                                      5,043,769
Commitments and contingencies

Stockholders' deficiency:
  Share capital:
    Authorized:
      Preferred stock 5,000,000 shares at $.001 par value
      Common stock 50,000,000 shares at $.001 par value
    Issued and outstanding:
      32,560,897 common shares                                           32,561
      Additional paid-in capital                                      3,193,697
  Accumulated deficit                                                (5,694,867)
  Accumulated other comprehensive loss                                 (873,373)
-------------------------------------------------------------------------------
                                                                     (3,341,982)
-------------------------------------------------------------------------------
                                                                   $  1,701,787
-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        January 31                      January 31
---------------------------------------------------------------------------------------------------------
(U.S. dollars)                                    2006            2005            2006             2005
---------------------------------------------------------------------------------------------------------
Revenue                                      $  2,049,676    $  1,679,171    $  4,344,686    $  3,257,503

Cost of revenue (exclusive of depreciation
  shown separately below)                       1,665,359       1,379,583       3,671,838       2,555,498
---------------------------------------------------------------------------------------------------------
                                                  384,317         299,588         672,848         702,005
Operating expenses:
  Administration                                   45,900          34,633          82,604          69,897
  Professional fees                                88,926          18,340         132,336          98,215
  Rent                                             16,395          15,953          33,487          31,042
  Payroll                                         189,587         122,621         329,207         245,019
  Depreciation and amortization                    12,649          19,094          28,425          38,623
---------------------------------------------------------------------------------------------------------
                                                  353,457         210,641         606,059         482,796
---------------------------------------------------------------------------------------------------------

Income from operations                             30,860          88,947          66,789         219,209

Other expenses
  Interest expense                                (28,478)        (30,317)        (57,114)        (61,178)
  Loss on sale of assets                               --          (9,167)             --          (9,167)
---------------------------------------------------------------------------------------------------------
  Total other expenses                            (28,478)        (39,484)        (57,114)        (70,345)

Net income before provision for taxes               2,382          49,463           9,675         148,864
  Income taxes                                         --              --              --              --
---------------------------------------------------------------------------------------------------------
Net income                                          2,382          49,463           9,675         148,864

Other comprehensive income (loss):
  Foreign currency translation adjustment        (120,046)         63,573        (233,833)       (222,600)
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                      (117,664)        113,036        (224,158)        (73,736)
---------------------------------------------------------------------------------------------------------
Basic income per share                       $       0.00    $       0.00    $       0.00    $       0.00
Diluted income per share                     $       0.00    $       0.00    $       0.00    $       0.00
---------------------------------------------------------------------------------------------------------
Weighted average common shares and common
  share equivalents:
Basic                                          32,560,897      31,684,597      32,560,897      31,734,705
Diluted                                        32,560,897      32,684,597      32,560,897      32,734,705
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                                                             Six Months Ended
                                                                                January 31
----------------------------------------------------------------------------------------------------
(U.S. dollars)                                                           2006               2005
----------------------------------------------------------------------------------------------------
Cash flows from (used in):
  Operations:
    Net income                                                       $      9,675       $    148,864
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Loss on sale of assets                                             --              9,167
            Depreciation and amortization                                  28,425             38,623
    Change in operating working capital:
      Decrease (Increase) in accounts receivable                          130,463           (147,700)
      Decrease in prepaid expenses                                             --             10,654
   Increase (Decrease) in accounts payable and accrued liabilities       (324,258)            21,480
----------------------------------------------------------------------------------------------------
                                                                         (155,695)            81,088
Investing:
  Proceeds on sale of property and equipment                                   --             16,677
  Purchase of property and equipment                                       (4,989)                --
----------------------------------------------------------------------------------------------------
                                                                           (4,989)            16,677
Financing:
  Repayment of shareholder loans                                          (51,207)           (23,106)
  Repayment of notes payable                                              (34,250)            (8,752)
  Repayment of due to Wayside Solutions Inc.                                   --            (68,117)
----------------------------------------------------------------------------------------------------
                                                                          (85,457)           (99,975)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents              275,221            (81,993)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       29,080            (84,203)

Cash and cash equivalents, beginning of period                             23,184            128,945
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $     52,264       $     44,742
----------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Interest paid                                                    $      3,574       $      6,402
    Income taxes paid                                                $         --       $         --

The accompanying notes are an integral part of these consolidated financial statements.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2006
(Unaudited)


1.    Nature of business:

      BSD Software, Inc. (the "Company") operates as a holding company for the purposes of investing in Triton Global Communications Inc. ("TGCI"), which is a provider of billings, clearing house and information management services to the tele-communications industry.

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's audited consolidated financial statements on Amendment No. 1 of Form 10-KSB for the period ended July 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the consolidated financial position of the Company as of January 31, 2006 and the operating results for the three and six month periods ended January 31, 2006 and 2005 and cash flows for the six month period ended January 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.

      These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has reported net income of $271,350 and $44,549 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,704,542 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,216. For the six months ended January 31, 2006 and 2005 the Company has reported net income of $9,675 and $148,864 respectively and has an accumulated deficit of $5,694,867 as of January 31, 2006. As of January 31, 2006 the Company had a working capital deficit of $3,411,729. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and continue profitable operations. During the period ended January 31, 2006, management continued to take actions to reduce operating losses.

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

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2006
(Unaudited)


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

      On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets,
      (ii) more than $5,000,000 in liabilities, or (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. On February 17, 2006, the Company mailed an information statement to its shareholders providing details of the merger agreement and is waiting the allotted time for shareholders to assert their dissenters rights as required under the Florida Business Corporations Act before proceeding. There is no assurance that the merger will be completed.

2.    Significant accounting policies:

      (a)   Principles of consolidation:

            The unaudited condensed consolidated interim financial statements include the accounts of Triton Global Communications Inc. ("TGCI") and Triton Global Business Services Inc. ("TGBSI"). All significant inter-company balances and transactions have been eliminated upon consolidation.

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

            Revenue and expense transactions originating in U.S. dollars are translated to Canadian dollars at rates in effect at the time of the transaction. Foreign exchange losses of $23,751 for the six month period ending January 31, 2006 and foreign exchange gains of $61,578 for the six month period ending January 31, 2005 are included in income.

      (c)   Reclassification:

            Certain reclassifications have been made to the prior year unaudited consolidated interim financial statements to conform to the current year presentation.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2006
(Unaudited)

2.    Significant accounting policies (continued):

      (d)   Revenue recognition:

            We record revenue in accordance with SEC SAB No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that service sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale without any further material performance obligation, and collectibility of the sale is reasonably assured. Revenue is recognized at the time that calls are accepted by the clearing house for billing to customers.

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

      (f)   Income per common share:

            Basic net income per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing the applicable net income (loss) by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

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

      (h)   Minority Interest

            Although the Company currently owns only 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2006 and as a result, the entire amount of these losses have been reflected in these financial statements and no minority interest allocation has been calculated. Until such time as operations recover the deficiency in minority interest of $ 98,591, the full 100% of the operating results of Triton Global Business Services Inc. will be reported in these consolidated financial statements with no allocation to minority interest.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2006
(Unaudited)

2.    Significant accounting policies (continued):

      (i)   New Accounting Pronouncements

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


3.    Commitments and contingencies:

      The Company leases its business premises and certain office equipment under operating leases. Total lease payments during the current six month period totaled $33,386 (2005- $31,922), net of sublease revenue of $80,511 (2005 -$75,434). Future lease payments will aggregate $209,210 as follows:


                2007                    $        67,138
                2008                             64,602
                2009                             64,029
                2010                             13,441
                                        ---------------
                                        $       209,210
                                        ===============

      Included in the above, the Company leases premises with future lease payments of approximately: 2007 - $156,216; 2008 - $155,044; 2009 -
      $59,549; 2010 - $0.00 which are subleased for corresponding amounts over corresponding lease terms.

BSD SOFTWARE, INC.
Notes to Consolidated Interim Financial Statements
(U.S. Dollars)
Six month period ended January 31, 2006
(Unaudited)

3.    Commitments and contingencies: (continued)

      In the normal course of operations the Company is subject to claims and lawsuits, which they are defending. As of March 7, 2006 the Company is aware of the following legal proceedings:

      In December 2002, TGCI sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The case is styled "Triton Global Communications v. CanTalk." The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against TGCI for $10,000 alleging breach of contract. TGCI believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim. The case is still pending.

      On May 2, 2005, four shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. BSD has moved to have the action dismissed and believes the claim is without merit and intends to defend the claim. The case is still pending.

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

4.    Related party transactions:

      Wayside  Solutions,  Inc.,  a  Corporation  affiliated  with the  Company, provided financing services to the Company. Amounts due to Wayside Solutions Inc., bear interest at 10% per annum and are due on demand. A general security agreement against all current and future assets of the
      Company has been provided by TGBSI to Wayside Solutions Inc. as collateral. Accrued interest relating to these services is included in interest and finance charges, aggregating $30,836 in the current period (2005 - $32,572).

      Amounts due to Guy Fietz, CEO, President and a shareholder of the Company, bear interest at 10% per annum, are unsecured and due on demand. Included in interest and finance charges is accrued interest of $18,797 (2005 - $17,721).

      Amounts due to shareholders bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand. Payments in the current six month period totaled $54,781, including interest of $3,574 (2005 - $52,280, including interest of $6,402).

      A bonus of $42,500 was paid in the current period to Guy Fietz, CEO, President and a shareholder of the Company.

      These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

5.    Concentration of Risk:

      Accounts receivable with three customers represent approximately 81% (2005
      - two customers accounted for 75%) of the balance of accounts receivable as at January 31, 2006. While management recognizes the concentration risks, it is the opinion of management that these accounts do not represent a significant credit risk as all of the customers are large corporations that have been in business for several years and never defaulted on any payments to the company. Management carefully and regularly reviews billings and collections from these companies as well as continues to monitor and assess credit risk by looking at the publicly available financial information of these customers.

      A majority of the Company's purchases are from four (2005 - four) specific vendors. The Company has significant sales and purchases denominated in U.S. currency, and is therefore exposed to financial risk resulting from fluctuations in exchange rates and the degree of volatility of these rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

BSD Software, Inc. (the "Company") entered into a Share Exchange Agreement (the "Agreement") dated October 23, 2002 with Triton Global Business Services, Inc. ("TGBSI") and four stockholders of TGBSI, who owned approximately 90% of the issued and outstanding shares (the "TGBSI Shareholders"). TGBSI is the sole shareholder of Triton Global Communications Inc. ("Triton"), which is a provider of billings, clearing house and information management services to the telecommunications industry. Pursuant to the Agreement, on November 4, 2002, the TGBSI Shareholders exchanged their shares for an aggregate of 26,613,891 common shares of the Company at a par value $0.001 per share. In addition, an aggregate of 1,615,760 common shares were issued for nominal consideration to certain persons, principally shareholders of the Company, who owned shares of the Company prior to the share exchange.

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

The Company agreed to seek to acquire the remaining TGBSI common shares as soon as is practical. After such additional exchange a total of 34,154,946 common shares would be issued and outstanding, of which 29,084,240 shares would have been issued to the former shareholders of TGBSI and the former shareholders of TGBSI would own 85.15% of the issued and outstanding common shares. In connection with the contemplated additional exchange of shares, the four majority shareholders of TGBSI have agreed to return to the Company for cancellation, on a pro rata basis, that number of common shares as may be necessary such that when all shares of TGBSI are exchanged, the total number of common shares outstanding shall equal 32,593,600 shares plus any issuances of common shares after November 4, 2002. As the TGBSI shareholders ultimately control the Company, TGBSI has been designated as the acquirer in the transaction.

Although the Company currently owns 90% of TGBSI, operations have resulted in cumulative losses to January 31, 2006 and as a result, the entire amount of these losses have been reflected in these financial statements and no minority interest allocation has been calculated. Until such time as operations recover the deficiency in minority interest of $99,000 the full 100% of the operating results of Triton Global Business Services Inc. will be reported in these consolidated financial statements with no allocation to minority interest.

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

Merger

On December 21, 2004, NeoMedia Technologies, Inc. (NeoMedia) and the Company signed a definitive Agreement and Plan of Merger. Upon the closing of the merger transaction discussed therein, the Company's shareholders will receive, for each share of the Company's stock owned, NeoMedia common stock equivalent to $0.07 divided by the volume-weighted average price of NeoMedia common stock for the five trading days immediately prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of the Company's outstanding shares and its Board. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission. Prior to closing, the merger can be terminated by the Company if shareholders of more than 5% of the Company's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, the Company has: (i) less than $850,000 in assets,
(ii) more than $5,000,000 in liabilities, or (iii) more than 38,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by December 31, 2005, which date may be extended by mutual consent of NeoMedia and the Company. On February 17, 2006 the Company mailed an information statement to its shareholders providing details of the merger agreement and is waiting the allotted time for shareholders to assert their dissenters rights as required under the Florida Business Corporations Act before proceeding. There is no assurance that the merger will be completed. See details of the Agreement as Exhibit 10.1 which was filed with our Form 10-KSB for the year ended July 31, 2005.


Results of Operations For The Three Months Ended January 31, 2006 as compared to the three months ended January 31, 2005

Revenue

We had revenue of $2,050,000 for the three months ended January 31, 2006 compared to revenue of $1,679,000 in the comparable period in the prior year. This increase is primarily attributable to marketing activities resulting in new business in call records. We also lost a contract with a major customer which contributed about 13% of our revenues in the comparable three month period. The fluctuation of foreign currency rates between the Canadian and US dollar also affected revenues. Our revenue consisted primarily of fees for processing
Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are accepted by the clearinghouse for billing to customers. Provisions are recorded based on management's estimate of calls that cannot be billed or collected based on historical chargeback's throughout the life of the contract and historical data from similar contracts.

Cost Of Revenue

We had cost of revenue of $1,665,000, or 81.2% of revenue, for the three months ended January 31, 2006 compared to $1,380,000 or 82.2% of revenue in the comparable period in the prior year. In the three months ended January 31, 2006, we had a gross margin of $385,000 or 18.8% of revenue, compared to a gross margin of $300,000, or 17.8% of revenue, in the comparable period in the prior year. Cost of goods sold, for the three months ended January 31, 2006, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's.

Operating Expenses

For the three months ended January 31, 2006, we had operating expenses of $353,000 compared to $211,000 in the same period of the prior year. This difference was primarily attributable to increased professional fees resulting from the restatement of our financial statements and costs related to additional filings with the SEC. Payroll costs also increased due to the addition of a new employee as well as increased commissions and bonuses paid to management. Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 9 employees and includes wages and benefits. Depreciation and amortization expense consists of the depreciation and amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Income From Operations

Income from operations was $31,000 in the current period compared to $89,000 for comparable period in the prior year. This is primarily due to the increase in operating expenses as compared to the same quarter in the prior year.

Net Income

The items specified above resulted in a net income of $2,000 for the three months ended January 31, 2006 after recognizing interest expense of $29,000. In the comparable period in the prior year, the Company had net income of $49,000 after recognizing interest expense of $30,000 and a loss on sale of assets in the amount of $9,000. This change is primarily attributed to the increase in operating expenses in the current period.


Results of Operations For The Six Months Ended January 31, 2006 as compared to the six months ended January 31, 2005

Revenue

We had revenue of $4,345,000 for the six months ended January 31, 2006 compared to revenue of $3,257,000 in the comparable period in the prior year. This increase is primarily attributable to marketing activities resulting in new business in call records. We also lost a contract with a major customer which contributed about 15% of our revenues in the comparable six month period. The fluctuation of foreign currency rates between the Canadian and US dollar also affected revenues. Our revenue consisted primarily of fees for processing
Canadian and U.S. terminated call records for telecommunications companies. Revenue is recognized at the time that calls are accepted by the clearinghouse for billing to customers. Provisions are recorded based on management's estimate of calls that cannot be billed or collected based on historical chargeback's throughout the life of the contract and historical data from similar contracts.

Cost Of Revenue

We had cost of revenue of $3,672,000, or 84.5% of revenue, for the six months ended January 31, 2006 compared to $2,555,000 or 78.4% of revenue in the comparable period in the prior year. In the six months ended January 31, 2006, we had a gross margin of $673,000 or 15.5% of revenue, compared to a gross margin of $702,000, or 21.6% of revenue, in the comparable period in the prior year. Cost of goods sold, for the six months ended January 31, 2006, consists of settlement fees to customers, carrier line charges and clearing costs levied by the LEC's. The reason for the decrease in gross profit is due to rewriting one of our contracts that resulted in lower margin on that contract, and a change in contract mix that resulted in diminishing gross profits.

Operating Expenses

For the six months ended January 31, 2006, we had operating expenses of $606,000 compared to $483,000 in the same period of the prior year. This difference was attributable to increased professional fees and payroll costs.

Rent expense consists of the rent paid for our administrative offices located in Calgary, Canada. Payroll expense relates to the payroll of our 9 employees and includes wages and benefits. Depreciation and amortization expense consists of the depreciation and amortization of office furniture, computer equipment, fixtures and leasehold improvements.

Income From Operations

Income from operations was $67,000 in the current period compared to $219,000 for comparable period in the prior year. This is primarily due to the reduced gross profits discussed above and an increase in operating expenses for the same period when compared to the prior year.

Net Income

The items specified above resulted in a net income of $10,000 for the six months ended January 31, 2006 after recognizing other expenses including interest expense of $57,000. In the comparable period in the prior year, the Company had net income of $149,000 after recognizing interest expense of $61,000 and a loss on sale of assets in the amount of $9,000.


Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The Company has reported net income of $271,350 and $44,549 for the years ended July 31, 2005 and 2004 respectively and has an accumulated deficit of $5,704,542 as of July 31, 2005. As of July 31, 2005 the Company had a working capital deficit of $3,205,216. For the six months ended January 31, 2006 and 2005 the Company has reported net income of $49,463 and $148,864 respectively and has an accumulated deficit of $5,694,867 as of January 31, 2006. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon management's ability to raise additional financing and continue profitable operations. During the period ended January 31, 2006, management continued to take actions to reduce operating losses.

Accounts receivable with three customers represent approximately 81% (2005 - two customers accounted for 75%) of the balance of accounts receivable as at January 31, 2006. While management recognizes the concentration risks, it is the opinion of management that these accounts do not represent a significant credit risk as all of the customers are large corporations that have been in business for several years and never defaulted on any payments to the company. Management carefully and regularly reviews billings and collections from these companies as well as continues to monitor and assess credit risk by looking at the publicly available financial information of these customers.

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

At January 31, 2006, the Company had a cash balance of $ 52,000. Historically, the Company has met cash needs through a combination of cash from operations and proceeds from the sale of equity and debt securities, and loans from the former stockholders of TGBSI. At January 31, 2006, the Company had negative working capital of $3,342,000. We anticipate that our cash needs over the next 12 months will be for general working capital needs of $1,400,000, consisting primarily of payroll, administration (including the costs of defending the lawsuits discussed below) and other miscellaneous expenses, and the satisfaction of a portion our current liabilities of $5,044,000 as they come due.

Currently the Company has entered into amortizing payment agreements with some of its creditors. The Company has the ability to perform on all of its finalized agreements and will likely be able to perform on the commitments with its creditors.

Net Cash used in Operations. Net cash used in operations was $156,000 for the six months ended January 31, 2006 compared with net cash provided from operations of $81,000 for the six months ended January 31, 2005. The use of cash from operations was principally the result of operations, a decrease of accounts payable of $324,000 offset by a decrease in accounts receivable of $130,000.

Net Cash Used in Investing. Net cash used in investing was $5,000 for the six months ended January 31, 2006 as compared with net cash from investing of $17,000 for the comparative period in the prior year.

Net Cash Used in Financing. Net cash used in financing was $85,000 for the six months ended January 31, 2006 as compared with net cash used in financing of $100,000 for the six months ended January 31, 2005. This is entirely due to the partial repayment of notes payable, and shareholder loans.

Effects of Foreign Exchange Rate Changes. Net cash provided from the change in foreign exchange rates was $275,000 for the current period as compared with cash used of $82,000 for the six months ended January 31, 2005.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of the period covered.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's six months ended January 31, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting other than for the recording and reporting of foreign currency translation. The Company has revised its accounting processes for gathering, computing and reporting this information.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

            Exhibit No.           Description
            10.1                  2005 Stock Bonus Plan
            31.1                  Officer's Certificate re: Section 302
            31.2                  Officer's Certificate re: Section 302
            32.1                  Certification re: Section 906